Form 10QSB
period 2000-03-31
21ST CENTURY TECHNOLOGIES INC
filed 2000-07-17
CIK 1090870

U. S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                 FORM 10-QSB


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2000

                              or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES ACT OF 1934


                        Commission File No. 000-29209

                       21st CENTURY TECHNOLOGIES, INC.
                   ----------------------------------------
            (Exact name of registrant as specified in its Charter)

         NEVADA                                      48-1110566
 -----------------------------               ------------------------
(State or Other Jurisdiction of              (I.R.S. Employer ID. No.)
incorporation or organization)


                           2513 East Loop 820 North
                             Ft. Worth, TX 76118
                ---------------------------------------------
                    (Address of Principal Executive Offices)

      Issuer's Telephone Number, including area code: (817) 284-0099
               Facsimile Number:                        (817) 284-7528


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[  ] Yes  [ X ] No

                       PART I  - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Consolidated Balance Sheet for the Three Months
          Ended March 31, 2000 and 1999 (unaudited)

          Consolidated Statements of Operations for the Three
          Months Ended March 31, 2000 and 1999 (unaudited)

          Consolidated Statements of Cash Flows for the Three
          Months Ended March 31, 2000 and 1999 (unaudited)

          Consolidated Statements of Stockholder's Equity (unaudited) for the Three Months Ended March 31, 2000

          Notes to Consolidated Financial Statements for the
          Three Months Ended March 31, 2000 (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations.


                         PART II   OTHER INFORMATION


Item 1.   Legal Proceedings

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K



                                    Part I

                            FINANCIAL INFORMATION

This report includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. All statements other than statements of historical fact included in this report are forward looking statements. Such forward looking statements include, without limitation, statements as to estimates, expectations, beliefs, plans, and objectives concerning the Company's Discussion and Analysis of Financial Condition and Results of
Operations   Liquidity and Capital Resources" regarding the Company's estimate of sufficiency of existing capital resources and its ability to raise additional capital to fund cash requirements for future operations and acquisitions. The forward looking statements are subject to assumptions and beliefs based on current information known to the Company and factors that are subject to uncertainties, risk and other influences, which are outside the Company's control, and could yield results differing materially from those anticipated. The ability to achieve the Company's expectations is contingent upon a number of factors which include (i) availability of sufficient capital and capital market conditions, (ii) the Company's ability to produce and market its products as produced by its various subsidiaries (including, but not limited to, the PT Night Sights, Sea Patch, Gripper, Griffon 1911 Colt 45 replica sidearm, and tire sealant), (iii) effect of any current or future competitive products, (iv) on going cost of research and development activities, and (v) the retention of key personnel. "PT Night Sights", "Sea Patch", "Gripper" and "Griffon" are our trade marks. This report may contain trademarks and service marks of other companies.




             ___________________________________________________



                [THIS PAGE HAS BEEN INTENTIONALLY LEFT BLANK.]

               21st Century Technologies, Inc. and Subsidiaries

                          Consolidated Balance Sheet
                                 (Unaudited)

                                                March 31, 2000  March 31, 1999
                                                --------------  --------------
Assets
------

Current Assets:
   Cash and cash equivalents                    $     732,069   $      23,990
   Accounts Receivable                              1,078,318         982,707
   Inventories                                        435,194         159,416
   Notes Receivable                                    28,465          35,000
                                                --------------  --------------
      Total Current Assets                          2,274,046       1,201,113


Property, Plant, and Equipment, Net                   344,332         188,060

Other Assets, Net                                     464,392         432,017
                                                --------------  --------------

      Total Assets                              $   3,082,770   $   1,821,190
                                                ==============  ==============

Liabilities and Stockholders' Equity
------------------------------------

Current Liabilities:
   Accounts Payable-trade                             210,069         124,964
   Accounts Payable-other                              66,079           1,029
                                                --------------  --------------
      Total Current Liabilities                       276,148         125,993

Other Liabilities:
   Working Capital Advances                         1,446,958               -
   Customer Deposits                                    4,304           1,435
   Notes Payable                                       32,720          71,882
                                                --------------  --------------
      Total Other Liabilities                       1,483,982          73,317
                                                --------------  --------------
Total Liabilities:                                  1,760,130         199,310


Stockholders' Equity:
   Common Stock, issued 51,667,753 and
    outstanding shares at $.001 par value
    at March 31, 2000                                  51,667          37,932
   Paid-in Capital                                  4,498,917       3,629,103
   Retained Earnings (Deficit)                     (3,193,316)     (2,005,066)
   Treasury Stock                                     (31,628)        (30,089)
   Stock Subscriptions                                 (3,000)        (10,000)
                                                --------------  --------------
      Total Stockholders' Equity                    1,322,640       1,621,880
                                                --------------  --------------
   Total Liabilities and Stockholders' Equity   $   3,082,770   $   1,821,190
                                                ============== ==============




See Notes to Consolidated Financial Statements

               21st Century Technologies, Inc. and Subsidiaries

                    Consolidated Statements of Operations
                                 (Unaudited)

                                                3 Months Ended  3 Months Ended
                                                  Mar 31, 2000   Mar 31, 1999
                                                --------------  --------------
Net Sales                                       $     274,393   $     222,660

Cost of Sales                                         253,930         185,397
                                                --------------  --------------
Gross Profit                                           20,463          37,263

General and administrative expenses                   476,067         188,642

Depreciation and Amortization                          32,997          30,901
                                                --------------  --------------
Net Income (Loss)                                    (488,601)       (182,280)

Estimated Income Taxes                                      -               -
                                                --------------  --------------

Net Income (Loss)                               $    (488,601)  $    (182,280)
                                                ==============  ==============

Earnings (Loss) Per Common Share:
   Primary                                      $     (0.0096)  $     (0.0115)
   Fully Diluted                                $          NA   $          NA






See Notes to Consolidated Financial Statements

               21st Century Technologies, Inc. and Subsidiaries

                    Consolidated Statements of Cash Flows
                                 (Unaudited)
                  For the Three Months Ended March 31, 2000


                                                 Mar 31, 2000    Mar 31, 1999
                                                --------------  --------------
Cash Flows From Operating Activities:
Net Income (Loss)                               $    (488,848)  $    (182,280)
Adjustments to reconcile net income to net cash
 provided (used) by operating activities
   Depreciation and Amortization                       32,997          30,901
Change in operating assets and liabilities:
   Accounts receivable                                (90,701)         13,956

   Inventory                                          (86,069)           (440)
   Other non-current assets and liabilities, net       16,246          (6,787)
   Accounts payable                                     7,699          86,717
                                                --------------  --------------
   Net Cash Provided (Used) by
    Operating Activities                             (608,676)        (57,933)

Cash Flows From Investing Activities:
   Purchase Equipment                                (315,467)
                                                --------------
    Net Cash Provided (Used) by
     Investing Activities                            (315,467)

Cash Flows From Financing Activities:
   Working Capital Advances                         1,446,958               -
   Increase/(Decrease) in long-term debt              (40,162)        (70,027)
   Sale of stock and subscriptions received           137,602         140,829
                                                --------------  --------------
     Net Cash Provided (Used) by
      Financing Activities                          1,544,398          70,802
                                                --------------  --------------
Net Increase (Decrease) in Cash and
  Cash Equivalents                                    620,255          12,869

Cash and Cash Equivalents at Beginning of Period      111,814          11,121
                                                --------------  --------------
Cash and Cash Equivalents at End of Period      $     732,069   $      23,990
                                                ==============  ==============

See Notes to Consolidated Financial Statements

               21st Century Technologies, Inc. and Subsidiaries

               Consolidated Statements of Stockholders' Equity

                  For the Three Months Ended March 31, 2000




                           Common     Paid-in      Retained    Treasury    Stock               Issued
                            Stock      Capital     (Deficit)    Stock    Subscribed   Total    Shares
                          --------- ------------ ------------ --------- --------- ----------- ----------
Balance December 31, 1999 $ 50,083  $ 4,420,260  $(2,704,715) $(31,628) $(79,700) $1,654,300  50,083,753

Sale of Stock                1,584       78,657            -         -         -      80,241   1,584,000

Subscriptions Received           -            -            -         -    76,700      76,700          -

Net Income (Loss)                -            -     (488,601)        -         -    (488,601)         -
                          --------- ------------ ------------ --------- --------- ----------- ----------

Balance March 31, 2000    $ 51,667  $ 4,498,917  $(3,193,316) $(31,628) $ (3,000) $1,322,640  51,667,753
                          ========= ============ ============ ========= ========= =========== ==========




Notes to Consolidated Financial Statements


                  21st Century Technology, Inc.
            Notes to Consolidated Financial Statements
        For the Three Months Ended March 31, 2000 and 1999
                           (Unaudited)

Note 1:  Summary of Significant Accounting Policies:

a. Organization and Business Activities

21st Century Technologies, Inc. was incorporated under the laws of the State of Delaware on May 15, 1967 as Satcom Corporation. On November 6, 1991, the Company changed its name to Hughes Pharmaceutical Corporation. Subsequent to 1991, the Company changed its name from Hughes Pharmaceutical Corporation to First National Holding Corporation(FNHC Delaware). The Company became public in 1985 through a merger with International Fluidics Control, Inc. (formerly Sensory Systems, Inc., Training With The Pros, Inc., and/or M-H Studios, Inc.). International Fluidics Control, Inc. successfully completed a public offering of its securities in 1969 under Regulation A of the Securities Act of 1933.

As of December 31, 1985, the Company had liquidated all business operations and began the search for a suitable merger or acquisition candidate. As a result of this action, the Board of Directors approved a quasi-reorganization for accounting purposes, effective January 1, 1986, whereby all accumulated deficits in shareholders' equity were offset against additional paid-in capital and common stock balance sheet accounts to the extent of reducing these accounts to equal the par value of the issued and outstanding shares of common stock.

During the third quarter of 1994, in conjunction with the execution of a letter of intent to acquire Innovative Weaponry, Inc. (a New Mexico corporation), the Company consummated a plan of merger between FNHC Nevada and FNHC Delaware whereby the Nevada Corporation was the survivor (see below) and changed its corporate name to Innovative Weaponry, Inc. to better reflect its future actions and pending relationship with the acquisition target. On September 15,1995, the Board of Directors approved a name change to 21st Century Technologies, Inc.

Innovative Weaponry, Inc. - New Mexico was incorporated on June 22, 1988 under the laws of the State of New Mexico. The Company was formed for the development and sale of specialized firearms, firearm systems and related equipment. On September 14, 1992, Innovative Weaponry, Inc. filed a petition for relief under Chapter 11 of the Federal Bankruptcy Laws in the United States Bankruptcy Court of the District of New Mexico. Under Chapter 11, certain claims are stayed while the Debtor continues business operations as Debtor-in-Possession. On August 19, 1994, IWI-NV (now 21st Century Technologies, Inc.) and IWI-NM entered into a letter of intent whereby IWI-NV would use its unregistered, restricted common stock and cash to satisfy certain obligations of IWI-NM in settlement of IWI-NM's bankruptcy action.
On February 1, 1995, the U. S.

Bankruptcy Court of the District of New Mexico confirmed IWI-NM's plan of reorganization. The plan became effective 30 days after its confirmation. IWI-NM became a wholly owned subsidiary of Innovative Weaponry, Inc. (IWI-NV) (formerly First National Holding Corporation) (a Nevada Corporation) (now known as 21st Century Technologies, Inc.), a publicly owned company.

b.  Cash and Cash Equivalents:

For purposes of reporting cash flows, the Company considers all cash on hand and in banks, certificates of deposit and other highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash and cash equivalents.

c.  Revenue recognition and credit policies:

In the normal course of business, the Company primarily sells its goods on either a "cash in advance" or "cash on delivery" basis but primarily extends unsecured credit to its customers involved in the retail sale of the Company's products. All customers are located throughout the United States and some European Countries. Revenue is recognized when products are shipped to the wholesale or retail purchaser. All products are shipped F.O.B. the Company's facilities in Ft. Worth, Texas. The Company has, on occasion, engaged in "bill and hold" transactions which are not material to the financial statements. On these "bill and hold" transactions, the Company received a purchase order, manufacturing was completed and the majority of the product was shipped. All such transactions have been initiated by the customers and ownership of the goods has passed to the buyer.

Management has provided an allowance for doubtful accounts, which reflects its opinion of amounts, which will eventually become uncollectible. In the event of complete non-performance by the Company's customers, the maximum exposure to the Company is the outstanding trade accounts receivable balance at the date of non-performance.

d.  Inventory:

Inventory consists of raw materials used in the manufacture of firearm products and finished goods and finished goods imported for resale. Inventory is carried at the lower of cost or market value, using the first-in, first-out method.

e.  Property and equipment:

Property and equipment is recorded at its historical cost. Depreciation is provided for in amounts sufficient to relate the asset cost to operations over the estimated useful life (three to five years) using the straight-line method for financial reporting purposes.

Gains and losses from disposition of property and equipment are recognized as incurred and are included in operations.

f.  Income Taxes:

The Company uses the asset and liability method as identified in SFAS 109, Accounting for Income Taxes.

g.  Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

h.  Asset Impairment:

The Company adopted the provisions of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, in its financial statements for the year ended December 31, 1995. There has been no effect as of March 31, 2000 of adopting SFAS 121.

i.  Stock-Based Compensation:

The Company will follow the fair value based method of accounting as prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, for its stock-based compensation. The Company has not adopted a stock option plan.

j.  Principles of Consolidation and Presentation --Wholly-Owned Subsidiaries:

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and accounts have been eliminated in the consolidation.

k.  License Agreement:

The License agreement is amortized over the life of the related patent technology (generally 17 years) using the straight-line method.

l.  Basis of Presentation:

Financial information presented as of any date other than December 31 has been prepared from the books and records without audit. The accompanying financial statements have been prepared in accordance with the instructions to Form 10QSB and do not include all of the information and the footnotes required by generally accepted accounting principles for complete statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements, have been included.

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999.

Note 2:  Other Assets

License Agreement: In June 1995, Trident entered into a license agreement (Agreement) with Trade Partners International, Inc. (TPI) to acquire the exclusive license to certain patent rights conveyed to TPI by The University of California as operators of Los Alamos National Laboratory (patent holder) related to the development, marketing and sales rights to certain specified magnetic and/or magnet technology.

The agreed-upon and negotiated value of the Agreement at acquisition date was $75,000. Subsequently, the transaction was re-negotiated and 21st Century acquired all of the common stock of TPI in a Type B reorganization.

Trident, as sub-licensee, is obligated to pay a royalty fee of 8.0% on net income (as defined in the Agreement) of products sold using the patented technology. Further, Trident is to pay an annual maintenance fee, which was $24,000 for the third and all subsequent years of the Agreement. All royalty fees paid during a specific year are to be credited to that year's maintenance fee and the maintenance fee requirement is considered met if the royalty payments during an Agreement year are equal to or exceed the required maintenance fee.

Trademark:
---------

The trademark "PT Night Sights" has been capitalized at cost and is being amortized over its term.

Bankruptcy excess Re-Organization Cost:
-------------------------------------

Innovative Weaponry, Inc. (IWI) emerged from a bankruptcy filing under Chapter 11 of the US Bankruptcy Code, effective March 1, 1995. As a result of the Plan of Reorganization, IWI became a wholly owned subsidiary of 21st Century Technologies, Inc. and all prior IWI shareholders retained less that a 50% interest in the combined reorganized entities.

In conjunction with IWI's emergence from protection under Chapter 11, IWI recognized "fresh-start" accounting as a result of its acquisition by 21st Century. "Fresh start" accounting allows for the restatement of all assets and liabilities being set to the fair market value of each respective category and the restatement of retained earnings to "0". The resulting amount was debited to the account "Reorganization value in excess of amounts allocable to identifiable assets". This balance is being amortized over ten (10) years using the straight-line method. The amortization period began on March 1, 1995, concurrent with the effective date of IWI's Plan of Reorganization.

The adjustment necessary to reflect the "fresh-start" accounting, as prescribed by Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" issued by the American Institute of Certified Public Accountants reflected a Reorganization value in excess of amounts allocable to identifiable assets.

Note 3: Stockholders' Equity

The total number of all classes of authorized capital stock is 200,000,000 shares, all of which are Common Stock, $0.001 par value per share. As of March 31, 2000, there are 51,667,753 shares of Common Stock issued.

Note 4:  Earnings (Loss) Per Common Share

Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the 3 months ended March
31. 2000. SFAS No. 128, Earnings per Share applies to entities with publicly held common stock and establishes standards for computing and presenting earnings per share (EPS). Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Note 5:  Income Taxes

At December 31, 1999, the Company had available net operating loss carryforwards of approximately $2,704,715 for federal income tax purposes that begin to expire in 2008. The federal carryforwards resulted in losses generated in prior years. For financial purposes, a valuation allowance has been recognized to offset the deferred tax assets. There are no deferred tax liabilities. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Note 6:  Risks and Uncertainties

The Company operates in highly specialized industries. There are only four companies worldwide who manufacture and sell night sights using tritium. The Company ranks number three out of four. The gun sight industry is highly dependent on major firearms manufacturers as well as consumer and governmental demand for weapons. World conditions and economies can affect the future sales of this product.

The Company's magnetic and hydraulic-magnetic technologies are largely un-proven and may require additional extensive testing before marketing these products can continue. Demand for these products from governmental and industrial sources is largely estimated and while the Company has studied various markets, no assurance can be given that these products can be successfully marketed.

In the future, these products will be marketed outside the United States, which will subject the Company to foreign currency fluctuation risks.

The Company's firearm replica import division has not been tested in the U. S. market and the estimated demand may not reach the Company's expectations.

Note 7:  Fair Values of Financial Instruments

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and Cash Equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Accounts Receivable and Accounts Payable. The carrying amount of accounts receivable and accounts payable in the balance sheet approximates fair value.

Short-Term and Long-Term Debt. The carrying amount of the debts recorded in the balance sheet approximates fair value.

The carrying amounts of the Company's financial instruments at December 31, 1997 and 1996 represent fair value.

Note 8:  Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of a statement of financial position. The Company's comprehensive income does not differ from its reported net income.

Note 9:  Business Segments

The Company has five business segments: (a) Manufacture of night sights for handguns, (b) Manufacture of "the Gripper", a patented device used for climbing steel surfaces, (c) Manufacture of an Emergency Magnetic-Hydraulic Sea Patch System, (d)Importation and sale of handguns, and (e) Importation and distribution of a tire sealant product. The majority of the Company's sales are derived from sales of night sights. The other segments sales are not material to these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The Company's current revenue is derived from sales of product by its four operating subsidiaries as follows:

1. Innovative Weaponry Incorporated.

We kicked-off our marketing efforts for Innovative Weaponry in January 2000 at the Shot Show in Las Vegas, NV. The Shot Show is the largest gun show in the country. We have attended this event for the past three years. Increasing our booth size from 400 square feet to 800 square feet over the previous year, we displayed a new and improved line of PT Night Sights and our sister company's Griffon 1911 Colt 45 replica. We believe that this new and improved line will be ready for production in 2Q00.

In past years we rented our booth, but we decided this year to build our own customized booth and display towers for a more professional presentation. The booth and towers were made locally in Las Vegas, NV with a cost equal to one time rental. At future shows we will be able to re-use the booth and towers. We believe that this will add to the continuity of our image from show to show.

At the Shot Show, we displayed our new line of lower profile PT Night Sights featuring the design for the Glock handgun. Additional, low profile designs will be added by 2Q00 including those for the Sig, Colt, H&K, Styer, Smith & Wesson and our own Griffon. We believe that low profile sights create less possibility for "snags" on protective gear and clothing. A low profile is also easier to holster since it moves more smoothly throughout all ranges of motion.

We also debuted our fixed PT Night Sight for revolvers and a new adjustable "ghost ring" for shot guns. We believe that our line of 20 configurations and multi-color format represented the broadest choices of any manufacturer at the Shot Show. We anticipate making patent applications for a number of our design changes still in research and development in 2Q00.

We believe that increased media coverage of our product line will help us increase sales. We have planned on a media campaign commencing in 2Q00 in major circulation gun magazines.


2. Trident Technologies Incorporated.

Our wholly owned subsidiary Trident has undergone a change in management during 1999 with the hiring of Douglas N. Spring as President of Trident and Buren Palmer as Chief Technology Officer. Mr. Spring is experienced in hazardous materials or "HAZMAT" prevention and clean-up and Mr. Palmer is experienced in maritime repair and maintenance as a former U.S. Navy SEAL diver. In October 1999, Messrs. Spring and Palmer established an office in Denham Springs, LA which is in close proximity to Baton Rouge, LA and the Gulf Coast shipping and oil storage industries.

Under the leadership of Messrs. Douglas and Palmer, we began implementing a research and development project to fundamentally re-design the Sea Patch and to market the Gripper. As originally designed at the Los Alamos National Laboratory in Los Alamos, New Mexico, the Sea Patch consisted of a series of magnetic pods attached to a circular plate with a flexible sealing gasket on its inner surface. Using cam-on/cam-off technology, the Sea Patch could be affixed to ferrous metal surfaces like a ship's hull or a storage container. Once the Sea Patch was screwed down using cam-on mechanics, its surface plate and flexible seals stopped leaks by exerting a powerful pressure gradient over the damaged surface area thereby off-setting the backward pressure of the leak. Although effective in its original design, our design modifications were driven by the need for a dramatic reduction in weight and the ability to adapt the size of the Sea Patch to "tears, punctures and rips" that came in all sizes. In addition, we began testing a number of Sea Patch designs for application in non-ferrous metal HAZMAT applications such as for highway accidents involving overturned aluminum skinned tanker trucks.

Our design changes resulted in a series of hand built Sea Patch models which was then followed by field testing using our own demonstration hull plate and pressure gradient measurement devices. We also sought input from our potential customer base which is composed of HAZMAT personnel, storage facilities, rail car, inland barges and ocean tankers as to what they currently used in emergency and/or repair situations. Using this "anecdotal" and "roll-up" your sleeves methodology, we were able to re-design the Sea Patch into a component kit consisting of a series of strong back bars, locking-pins, and modular magnetic pods. The design innovations when completed will provide us with an expanded product line consisting of pre-built Sea Patches in 6 inch (circular), 12 inch (circular), 36 inch x 4 inch configurations and in a variety of component kit forms.

With our expanded product line, we were next able to analyze pricing models for the Sea Patch on both a sale and lease basis. This allows buyers to take into consideration their own budgetary needs selecting anywhere from entry level to a complete inventory of Sea Patch designs. Our objective has been to make the Sea Patch something everyone can initially afford with re-sales coming from old customers expanding design capability through the purchase of kit components. Also, we have integrated the Gripper as one of the kit components. The Gripper whose magnets are worn on the hands and feet gives the under water diver or surface repair crew the added ability to safely reach the point of an accident on the hull of a ship (which is slippery and subject to jarring wave movement).

As with any new product, we determined that the Sea Patch had to be independently tested. On February 4, 2000, we obtained "certification" of the Sea Patch from the American Bureau of Shipping (the "ABS"). The ABS is a non-for-profit and non-governmental organization which acts as a self-regulatory agency for the international marine industry. We will continue to test each of our design modifications with the ABS and other maritime testing bodies worldwide to determine structural and technical fitness. In addition, we have believe that industry wide "education" of HAZMAT and maritime industry personnel in how to properly use the Sea Patch is as important as selling the product.

We believe that the Sea Patch will be accepted by the HAZMAT and maritime industry following ABS certification and field demonstrations.

3. Griffon USA, Inc.

Griffon USA, Inc. ("Griffon"), is an importer and licensee of Continental Weapons (Pty), Inc., a South African manufacturer of a replica 1911 Colt 45 sidearm, rifles and other guns. We continue to market the Griffon at the Shot Show in Las Vegas, NV which was held in conjunction with our Innovative Weaponry subsidiary. Although the Griffon is pre-manufactured for us in South Africa, we have implemented a number of refinements for a "bench made" feel and fit. We believe that this extra level of customizing will add to the appeal and value of the Griffon. We believe further media exposure of the Griffon in leading gun magazines and publications should help increase sales. A media plan is being implemented for 2Q00.

4. TRADE PARTNERS INTERNATIONAL, INC.

Trade Partners International, Inc. ("Trade Partners") established a manufacturing alliance with William Baylor, principal of Vee Tubes USA, a bicycle inner tube company, based in Olney, IL. Mr. Baylor is a 25 year veteran in the bike industry. The alliance planned to insert a mono-ethylene glycol and water based product licensed by Trade Partners. The sealant is used to prevent punctures in tube and tubeless tires. Mr. Baylor planned on using tubes manufactured by his parent company and other Southeast Asia manufacturers in Taiwan, Thailand and China. Trade Partners planned on selling the "sealant protected" tubes to vendors in its licensed territory consisting of the U.S., Canada, Caribbean, India and Mexico.

The first shipment of sealant was scheduled for January 2000, but was delayed until the end of March 2000 or the first part of April 2000. The sealant is shipped in bulk containers consisting of 220 liters per container. The delay in shipment demonstrated to management the need to manufacture the sealant itself and not rely upon international shipments from South Africa.

We have commenced negotiations between Trade Partners and Mr. Baylor to establish a manufacturing facility in Olney, IL consisting of approximately 5,000 square feet with three to five employees for the 2Q00. In addition, we have commenced negotiations with Mr. Baylor to join Trade Partners on a full time basis. The Olney, IL location has been chosen as it is known as the "Bike Town USA" home to Brunswick Bicycle (complete); Marwi USA (pedals, hubs and spokes); Weinman Sports (rims); KHS (European bicycle parts); Sigman Sports (bicycle computers); Magura (hydraulic brakes and forks); Provelo (parts distributor); MLD (oriental bicycle parts); and VP Sports (complete). In addition, Olney, IL is located in a designated Enterprise Zone Community with Foreign Trade Zone #146 status.

We believe that overall savings will be achieved by integrating the manufacture of the sealant and insertion into tubes in one facility. High grade bicycle tubes are a "commodity" available from any number of manufacturing sources at prices equal to or lower than those originally quoted by Vee Tubes USA. These savings in cost of goods sold will allow us to be more competitive in our pricing to vendors.

REVENUES

Our primary source of revenue originated from the sale of PT Night Sights. During the three months ended March 31, 2000, we increased sales of PT Night Sights over the previous periods. However, the sale of PT Night Sights remains subject to variation due to budgetary restraints of our customers who must get pre-approval for purchases from their respective governmental or finance departments. We believe that the bunching of purchase orders is the norm rather than the exception in our line of business and competitors as well. We believe that revenues will improve following the January 2000 Show in Las Vegas, NV since many customers have been awaiting our new design introductions.

COST OF SALES

Cost of sales for PT Night Sights consists primarily of material and labor costs. Because of the competitive nature of our business individual unit cost is confidential, but our cost of goods sold increased during the quarter because of new design innovations such as the low profile configuration for the Glock and other gun manufacturers. In addition, customizing the Griffon added additional expenses. However, these should be non-recurring expenses in subsequent quarters.

MARKETING AND SALES EXPENSE

Marketing and sales expense consists primarily of marketing and sales expenditures, including promotional expenses. Our primary expense during the period was our booth at the Shot Show in Las Vegas, NV. Our entire Shot Show expenses were approximately $50,000.00. In addition, we anticipate spending approximately $50,000.00 on print media in the 2Q00 to keep our product circulating among gun enthusiasts.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense is comprised primarily of compensation and related expenditures for administrative and executive personnel, professional fees associated with legal, consulting, accounting services, and general corporate overhead.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense consists primarily of personnel costs including salaries, benefits and consultant costs related to the research and preliminary development efforts in design modifications to our PT Night Sights, Sea Patch and Griffon (attributable to our Innovative Weaponry, Trident Technologies and Griffon subsidiaries).

Through the period ended March 31, 2000, we have incurred operating losses since our inception. To date, our consolidated operations have not been profitable and there is no assurance that they will become profitable in the future. We believe that the steady growth of sales of PT Night Sights at our Innovative Weaponry subsidiary will continue based upon customer satisfaction and inquiry. In addition, we believe that sales of the Sea Patch should be realized as early as the 2Q00.

Significant changes in product design in our Innovative Weaponry, Trident Technologies, and Trade Partners subsidiaries in 1999 (which are being implemented in the first three months of 2000) distort the comparability between periods and as to future revenues. We believe these design changes make our products more appealing to our customers and therefore have warranted the time and expense of research and development.

LIQUIDITY AND CAPITAL RESOURCES.

Our cash position, less known commitments and contingencies, plus outside financing received through March 31, 2000, plus cash generated from operations for the balance of fiscal year 2000 should be adequate to fund our on-going operations and to fund the further development of the Sea Patent, including any patent applications. Although we should have improved operating results, we will still require substantial additional capital during fiscal 2000 to go into manufacture and marketing the Sea Patch following design modification and testing.

Our capital requirements will depend on many factors, including, cash flow from operations, additional working capital requirements, additional product development expenses and capital expenditures. To the extent existing resources are insufficient to fund our operations in the short- or long-term, we will need to raise additional funds through public or private financings. We may not be able to raise additional financing on terms favorable to us or to our stockholders without substantial dilution of their ownership and rights. If we are unable to raise sufficient funds to satisfy either short- or long-term there would be substantial doubt as to our ability to continue as a going concern on either a consolidated basis or through continued operation of any subsidiary, and we may be required to significantly curtail our operations, significantly alter our business strategy, forego market opportunities, or obtain funds through arrangements with strategic partners or others that may require us to relinquish material rights to certain of our technologies or potential markets.

                  PART II.     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

There are no material legal proceedings to which we are a party or which any of our property is the subject other than ordinary, routine claims incidental to our business.

ITEM 5.     OTHER INFORMATION

During the three month period ended March 31, 2000, we accepted the resignations of Lee Pitts and Maura Brantley as officers and directors of the Company. Douglas N. Spring, President of Trident Technologies was elected to serve a Director and David Gregor employed as Master Gunsmith with Innovative Weaponry and Griffon was also elected to serve as a Director of the Company. Each will serve a Director's term of two years.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

    Exhibit 27 - Financial Data Schedule



                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                              21ST Century Technologies, Inc.
                              _______________________________
                                    Registrant




  7/17/00                      /s/ Kenneth E. Wilson
_________________________     _______________________________
  Date                            Kenneth E. Wilson
                                  Chairman of the Board
                                  Chief Executive Officer