Form 10QSB
period 2000-06-30
21ST CENTURY TECHNOLOGIES INC
filed 2000-08-15
CIK 1090870

U. S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                 FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES ACT OF 1934

         For the quarterly period ended June 30, 2000

                              or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES ACT OF 1934


                        Commission File No. 000-29209

                       21st CENTURY TECHNOLOGIES, INC.
                   ---------------------------------------
            (Exact name of registrant as specified in its Charter)

             NEVADA                                      48-1110566
     --------------------------           -------------------------------

(State or Other Jurisdiction of             (I.R.S. Employer ID. No.)
incorporation or organization)


                           2513 East Loop 820 North
                             Ft. Worth, TX 76118
                  -----------------------------------------

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

[X ] Yes     [  ] No

PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations.

PART II   OTHER INFORMATION

Item 1.     Legal Proceedings

Item 6.     Exhibits and Reports on Form 8-K



                                   Part I.

                            FINANCIAL INFORMATION

This report includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. All statements other than statements of historical fact included in this report are forward looking statements. Such forward looking statements include, without limitation, statements as to estimates, expectations, beliefs, plans, and objectives concerning the Company's Discussion and Analysis of Financial Condition and Results of
Operations   Liquidity and Capital Resources" regarding the Company's estimate of sufficiency of existing capital resources and its ability to raise additional capital to fund cash requirements for future operations and acquisitions. The forward looking statements are subject to assumptions and beliefs based on current information known to the Company and factors that are subject to uncertainties, risk and other influences, which are outside the Company's control, and could yield results differing materially from thos anticipated. The ability to achieve the Company's expectations is contingent upon a number of factors which include (i) availability of sufficient capital and capital market conditions, (ii) the Company's ability to produce and market its products as produced by its various subsidiaries (including, but not limited to, the PT Night Sights, Sea Patch, Gripper, Griffon 1911 Colt 45 replica sidearm, and tire sealant), (iii) effect of any current or future competitive products, (iv) on going cost of research and development activities, and (v) the retention of key personnel. "PT Night Sights", "Sea Patch", "Gripper" and "Griffon" are our trade marks. This report may contain trademarks and service marks of other companies.


ITEM 1.   FINANCIAL STATEMENTS


Jun 30, 2000             21st Century Tech Consolidated               Page 1
12:26 pm                         Balance Sheet
                                  Unaudited

                                      Jun/00        Jun/99
                                   ============  ============

                                     ASSETS

Current Assets:

      CASH                         $    315,397  $     25,690
      SECURITIES                         36,004         8,589
      ACCOUNTS RECEIVABLE               933,241     1,015,430
      INTERCOMPANY RECEIVABLES          (51,786)       12,640
      INVENTORY                         509,145       159,965
      NOTES RECEIVABLES                  25,654        35,873
      ALLOWANCES                           (853)            -
      PREPAID RENT                        2,316             -
      PREPAID ADVERTISING                43,522             -
      PREPAID LICENSES                   18,896        10,145

TOTAL Current Assets                  1,831,536     1,268,332
                                   ------------  ------------
 Fixed Assets:
      PROPERTY & EQUIPMENT - NET        454,607       194,137
                                   ------------  ------------
TOTAL Fixed Assets                      454,607       194,137
                                   ------------  ------------
Other Assets:
      OTHER ASSETS - NET                390,770       414,814
      DEPOSITS                           84,855        (1,646)
                                   ------------  ------------
TOTAL Other Assets                      475,625       413,168
                                   ------------  ------------
TOTAL ASSETS                       $  2,761,768  $  1,875,637
                                   ============  ============

                                  LIABILITIES

Current Liabilities:
      ACCOUNTS PAYABLE             $     65,230      $121,553
      NOTES PAYABLE                      12,685        55,989
      CUSTOMER DEPOSITS                  (4,243)        2,594
      WORKING CAPITAL ADVANCES        1,877,158             -
      ACCRUED EXPENSES                   48,025             -
                                   ------------  ------------
TOTAL Current Liabilities             1,998,855       180,136
                                   ------------  ------------
TOTAL LIABILITIES                     1,998,855       180,136
                                   ------------  ------------

STOCKHOLDERS' EQUITY:
      COMMON STOCK                       50,733     3,739,985
      PAID IN CAPITAL                 4,513,610             -
      Treasury Stock                    (31,628)            -
      Stock Subscriptions               (63,700)            -
      RETAINED EARNINGS              (2,704,715)   (1,822,786)
      Year-to-Date Earnings          (1,001,387)     (221,698)
                                   ------------  ------------
TOTAL CAPITAL                           762,914     1,695,501
                                   ------------  ------------

TOTAL LIABILITIES & CAPITAL        $  2,761,768  $  1,875,637
                                   ============  ============

Jun 30, 2000             21st Century Tech Consolidated
12:26 pm                        Income Statement
                                  Unaudited


                                     6 Months      6 Months
                                   Ended Jun/00  Ended Jun/99
                                   ============  ============

NET SALES                          $    449,611  $    493,455
                                   ------------  ------------

TOTAL Cost of Goods Sold                489,359       317,798
                                   ------------  ------------
GROSS PROFIT                            (39,747)      175,732
                                   ------------  ------------

Expenses
GENERAL & ADMINISTRATIVE                921,600       371,020
DEPRECIATION AND AMORTIZATION            41,411             -
                                   ------------  ------------
TOTAL Expenses                          963,011       395,669
                                   ------------  ------------
NET INCOME (LOSS)                    (1,002,759)     (219,937)
                                    ------------  ------------

NET PROFIT                          $(1,001,387)  $ ( 221,698)
                                    ============  ============

Jun 30, 2000             21st Century Tech Consolidated
12:27 pm                    Statement of Cash Flows
                                 Unaudited


                                            June/00         June/99
                                          =============   =============
CASH FLOWS, OPERATIONS:

  Net Income (Loss)                       $ (1,001,387)   $   (221,698)

  Adjustments to reconcile net income
    To net cash provided (used) by
    Operating activities
  Depreciation and Amortization                 41,411          61,802

  Change in operating assets and
   Liabilities:
     Accounts Receivable                        54,376         (18,767)
     Inventory                                 160,020             989
     Other non-current assets and
        Liabilities, net                      (397,070)              -
     Accounts payable                         (203,219)         81,624
                                           ------------   -------------
  Net cash Provided (Used) by
    Operating Activities                      (395,869)        (96,050)
                                           ------------   -------------
  Cash Flows from Investing Activities:
     Purchase Equipment                       (368,579)              -
                                           ------------   -------------
    Net Cash Provided (Used) by
       Investing activities                   (368,579)              -
                                           ------------   -------------
  Cash Flows from Financing Activities:
     Working Capital Advances                1,877,158               -
     Increase/(Decrease) in long-term debt     (60,725)              -

  Sale of Stock and subscriptions received     137,602         110,619
                                           ------------   -------------
  Net Cash provided (Used) by
    Financing Activities                     1,954,035         110,619

  Net Increase (Decrease) in CASH
    And CASH EQUIVALENTS                       239,587          14,569

  CASH and CASH EQUIVALENTS
    Beginning of the Period                    111,814          11,121

  CASH and CASH EQUIVALENTS                    351,401          25,690
    Current

    Change in cash flow                          3,668               -

    Change in operating assets and
      Liabilities                              401,472               -

    Net Increase/(Decrease) in CASH
     and CASH EQUIVALENTS                      181,802          17,000
                                           ------------   -------------
    CASH and CASH EQUIVALENTS
      Beginning of the Period                   17,100             100
                                           ------------   -------------
    CASH and CASH EQUIVALENTS
      Current                              $   198,902    $     17,100
                                           ============   =============

21st Century Technology, Inc.
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2000
(Unaudited)

These notes to consolidated financial statements of 21st Century Technology, Inc. for the six months ended June 30, 2000 should be read in conjunction with the unaudited financials for the period ended March 31, 2000 and the audited financials for the period ended December 31, 1999 and 1998.


Note 1:  Summary of Significant Accounting Policies:

a. Organization and Business Activities

21st Century Technologies, Inc. was incorporated under the laws of the State of Delaware on May 15, 1967 as Satcom Corporation. On November 6, 1991, the Company changed its name to Hughes Pharmaceutical Corporation. Subsequent to 1991, the Company changed its name from Hughes Pharmaceutical Corporation to First National Holding Corporation(FNHC Delaware). The Company became public in 1985 through a merger with International Fluidics Control, Inc. (formerly Sensory Systems, Inc., Training With The Pros, Inc., and/or M_H Studios, Inc.). International Fluidics Control, Inc. successfully completed a public offering of its securities in 1969 under Regulation A of the Securities Act of 1933.

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

Innovative Weaponry, Inc. (New Mexico) was incorporated on June 22, 1988 under the laws of the State of New Mexico. The Company was formed for the development and sale of specialized firearms, firearm systems and related equipment. On September 14, 1992, Innovative Weaponry, Inc. filed a petition for relief under Chapter 11 of the Federal Bankruptcy Laws in the United States Bankruptcy Court of the District of New Mexico. Under Chapter 11, certain claims are stayed while the Debtor continues business operations as Debtor-in-Possession. On August 19, 1994, IWI_NV (now 21st Century Technologies, Inc.) and IWI_NM entered into a letter of intent whereby IWI NV would use its unregistered, restricted common stock and cash to satisfy certain obligations of IWI_NM in settlement of IWI_NM's bankruptcy action.
On February 1, 1995, the U. S.

Bankruptcy Court of the District of New Mexico confirmed IWI_NM's plan of reorganization. The plan became effective 30 days after its confirmation. IWI_NM became a wholly owned subsidiary of Innovative Weaponry, Inc. (IWI_NV) (formerly First National Holding Corporation) (a Nevada Corporation) (now known as 21st Century Technologies, Inc.), a publicly owned company.

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

Management has provided an allowance for doubtful accounts, which reflects its opinion of amounts, which will eventually become un-collectible. In the event of complete non-performance by the Company's customers, the maximum exposure to the Company is the outstanding trade accounts receivable balance at the date of non-performance.

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

i.  Stock Based Compensation:

The Company will follow the fair value based method of accounting as prescribed by SFAS No. 123, Accounting for Stock_Based Compensation, for its stock_based compensation. The Company has not adopted a stock option plan.

j.  Principles of Consolidation and Presentation __ Wholly_Owned Subsidiaries:

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

The agreed_upon and negotiated value of the Agreement at acquisition date was $75,000. Subsequently, the transaction was re-negotiated and 21st Century acquired all of the common stock of TPI in a Type B reorganization.

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


Bankruptcy excess Re Organization Cost:
-------------------------------------

Innovative Weaponry, Inc. (IWI) emerged from a bankruptcy filing under Chapter 11 of the US Bankruptcy Code, effective March 1, 1995. As a result of the Plan of Reorganization, IWI became a wholly owned subsidiary of 21st Century Technologies, Inc. and all prior IWI shareholders retained less that a 50% interest in the combined reorganized entities.

In conjunction with IWI's emergence from protection under Chapter 11, IWI recognized "fresh_start" accounting as a result of its acquisition by 21st Century. "Fresh start" accounting allows for the restatement of all assets and liabilities being set to the fair market value of each respective category and the restatement of retained earnings to "0". The resulting amount was debited to the account "Reorganization value in excess of amounts allocable to identifiable assets". This balance is being amortized over ten (10) years using the straight_line method. The amortization period began on March 1, 1995, concurrent with the effective date of IWI's Plan of Reorganization.

The adjustment necessary to reflect the "fresh_start" accounting, as prescribed by Statement of Position 907 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" issued by the American Institute of Certified Public Accountants reflected a Reorganization value in excess of amounts allocable to identifiable assets.

Note 3: Stockholders' Equity

The total number of all classes of authorized capital stock is 200,000,000 shares, all of which are Common Stock, $0.001 par value per share. As of June 30, 2000, there are 51,667,753 shares of Common Stock issued.

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

Note 5:  Income Taxes

At December 31, 1999, the Company had available net operating loss carry forwards of approximately $2,704,715 for federal income tax purposes that begin to expire in 2008. The federal carry forwards resulted in losses generated in prior years. For financial purposes, a valuation allowance has been recognized to offset the deferred tax assets. There are no deferred tax liabilities. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

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

The Company's magnetic and hydraulic/magnetic technologies are largely unproven and may require additional extensive testing before marketing these products can continue. Demand for these products from governmental and industrial sources is largely estimated and while the Company has studied various markets, no assurance can be given that these products can be successfully marketed.

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

Short_Term and Long_Term Debt. The carrying amount of the debts recorded in the balance sheet approximates fair value.

The carrying amounts of the Company's financial instruments at December 31, 1997 and 1996 represent fair value.

Note 8:  Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general_purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of a statement of financial position. The Company's comprehensive income does not differ from its reported net income.


Note 9:  Business Segments

The Company has five business segments: (a) Manufacture of night sights for handguns, (b) Manufacture of "the Gripper", a patented device used for climbing steel surfaces, (c) Manufacture of an Emergency Magnetic/Hydraulic Sea Patch System, (d)Importation and sale of handguns, and (e) Importation and distribution of a tire sealant product. The majority of the Company's sales are derived from sales of night sights. The other segments sales are not material to these financial statements.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULT OF OPERATIONS

The Company's current revenue is derived from sales of product by its four operating subsidiaries as follows:

1. Innovative Weaponry Incorporated.

We introduced our new line of lower profile PT Night Sights at the SHOT show in Las Vegas, NV during the 1Q00. We featured the low profile design we made for the Glock handgun. Subsequently, in the 2Q00 we added additional low profile designs including those for the Sig Sauer, Colt, H&K, Styer, Smith & Wesson, Novak style and our own Griffon.

Our master gunsmiths created the low profile sights to lessen the possibility for "snags" on protective gear and clothing. A low profile is also easier to holster since it moves more smoothly throughout all ranges of motion. Since field conditions range from benign to hostile, we believe that the low profile offers an added measure of safety particularly for persons with small hand size and grip strength. However, the low profile will not replace the traditional design configurations which we have sold during the past four years. Both traditional and low profile compliment one another giving our customers a fuller range of design choices based upon personal preference.

During the 2Q00, we implemented a number of engineering and manufacturing changes to the design and fabrication of our night sights. A number of these changes were prompted by feed back from our customers. None of these changes altered, however, the fact that we continue to "machine" not "cast" our night sights. Our customers may not know the difference between the two processes when comparing our night sights against competitors.

"Casting" is the process of taking steel (while in a molten state) and pouring it into a mold of a specific shape. In order for the molten steel to pour, additives such as sulfur and other impurities must be utilized. These impurities impart certain negative qualities. As a result, a cast night sight must be sandblasted after it comes out of the mold followed by an oxidation processing called "bluing". Essentially bluing is a controlled oxidation process performed in a super heated bath (i.e. approximately 285 degrees Fahrenheit) containing sodium hydroxide and sodium nitrate. During bluing, the steel imparts a "black rust" surface instead of the normal "red rust" surface. Also, a cast sight after bluing turns a "plum color" which is the result of the impurities. However, our machined sights turn a "deep black" color after bluing which is considered by armorers to be more desirable. Further, a cast sight appears "rough" after bluing while our machined sights are "smooth".

Despite the superiority of machined sights, our competitors continue to cast their sights based on a lower production unit cost. During casting, thousands of piece goods can be mass molded in a much shorter period of time then it takes us to machine the same number of sights by hand. While this mass production results in a lower price per each sight, the high cost of molds (which might cost $15,000 to $25,000) means that any change in design will require new molds. For example, to change elevation impact (as we did in our new low profile sights) requires numerous new molds with various combinations of higher or lower front and/or rear sights. Thus, by introducing new low profile sights, we believe that we have achieved an additional competitive advantage based upon the high cost of market entry for our competitors who would have to re-mold their production lines. We have also improved the fit of our "dovetails" which hold the sights onto the particular weapon being equipped. In fact, our dovetails are machine cut at our manufacturing facility to tolerances that allow custom fitting by our gunsmiths for that bench made fit and feel.

To aid our gunsmiths, we have designed special tools to better fit the "slides" and sights together. Because some 6 G's of force act upon the slide during recoil of a firearm, we use a special tool we call the "Slammer". This device uses air pressure and simulates recoil velocity such as encountered with a semi-automatic pistol. We can test adhesion of the sights more rapidly and with greater precision with the Slammer.

Also during the 2Q00, our research and development resulted in seven (7) patent applications being filed with the U.S. Patent and Trade Mark Office in Washington, D.C. as follows:

Application No.        Description       Filing Date      Allowance Date

29/ 119,941            Replacement       2/28/00          6/29/00
                       Blade Rear
                       Sight Handgun

29/ 119,487            Front Sight       2/28/00          6/29/00
                       Handgun

29/ 119,382            Fixed Rear        2/28/00          6/29/00
                       Handgun

29/ 119,493            Adjustable        2/28/00          6/29/00
                       Rear Shotgun
                       Ghost Ring

29/ 119,492            Two Piece         2/28/00          6/29/00
                       Rear Sight
                       Handgun

29/ 119,383            Front Sight       2/28/00          6/29/00
                       Shotgun

29/ 119,489            Front Sight       2/28/00          6/29/00
                       Shotgun


We believe that additional design innovations will result in patent filings in the 3Q00. We believe that our line of 20 configurations and multi-color formats represents the broadest choices of any manufacturer. Our fixed PT Night Sight for revolvers and a new adjustable "ghost ring" for shot guns were added to our product inventory in 2Q00.

We believe that increased media coverage of our product line will help increase sales. We have ads in three major publications: Guns & Ammo (588,000 readers per month); Shot Business (circulation directed to firearms dealers and storeowners); and Handguns (157,000 readers per month) a publication directed to personal defense and handgun enthusiasts.

However, sales have remained steady and without the increase we believed would be generated by added media coverage. Over past years, we have relied upon trade shows like the SHOT show (Shooting, Hunting and Outdoor Trade, IACP show (International Association of Chief's of Police), COPEX (military and law enforcement) and TREXPO and our regional representatives for increasing sales. We now believe that the summer months will continue to be "soft". Since many of our customers don't traditionally place their orders until mid-August or September, we believe that sales will increase in the 3Q00. A number of industry sources believe that handgun sales will continue to be soft until after the Presidential elections which could adversely impact sales of night sights on new handguns, but not on those already purchased by our customers or in the marketplace.


2. Trident Technologies Incorporated.

During the 2Q00, Douglas N. Spring, President of Trident and Buren Palmer, Chief Technology Officer, made numerous field demonstrations of the Sea Patch to members of the maritime industry and hazardous materials ("HAZMAT") prevention and clean-up industries. Assisting Messrs. Spring and Palmer in these demonstrations was Donald Alford of Baton Rouge, LA. Mr. Alford currently acts as an unpaid consultant to Trident with contract negotiations being pursued by the parties. Mr. Alford is experienced in oil industry sales and recently sold his Houston, TX based business.

The demonstrations were made to a broad representation of Gulf Coast shipping, oil storage and HAZMAT related entities. At the demonstrations, Mr. Palmer (who is experienced in maritime repair and maintenance as a former U.S. Navy SEAL diver) is available to answer questions.

During the 2Q00, we have continued to refine the re-design of the Sea Patch. As originally designed at the Los Alamos National Laboratory in Los Alamos, New Mexico, the Sea Patch consisted of a series of magnetic pods attached to a circular plate with a flexible sealing gasket on its inner surface. Using cam-on/cam-off technology, the Sea Patch could be affixed to ferrous metal surfaces like a ship's hull or a storage container. Once the Sea Patch was screwed down using cam-on mechanics, its surface plate and flexible seals stopped leaks by exerting a powerful pressure gradient over the damaged surface area thereby off-setting the backward pressure of the leak. Although effective in its original design, our design modifications were driven by the need for a dramatic reduction in weight and the ability to adapt the size of the Sea Patch to "tears, punctures and rips" that came in all sizes. In addition, we began testing a number of Sea Patch designs for application in non-ferrous metal HAZMAT applications such as for highway accidents involving overturned aluminum skinned tanker trucks.

Our design changes resulted in a series of hand built Sea Patch models which was then followed by field testing using our own demonstration hull plate and pressure gradient measurement devices. We also sought input from our potential customer base which is composed of HAZMAT personnel, storage facilities, rail car, inland barges and ocean tankers as to what they currently used in emergency and/or repair situations. Using this "anecdotal" and "roll-up" your sleeves methodology, we were able to re-design the Sea Patch into a component kit consisting of a series of strong back bars, locking-pins, and modular magnetic pods. The design innovations have now been completed with an expanded product line consisting of pre-built Sea Patches in 6 inch (circular), 12 inch (circular), 36 inch x 4 inch configurations and in a variety of component kit forms. We now have named the new design the ProMag 6, ProMag 4 and the ProMag 3 reflecting size and the number of magnet pods.

We have established pricing models for the Sea Patch on both a sale and lease basis. This allows buyers to take into consideration their own budgetary needs selecting anywhere from entry level to a complete inventory of Sea Patch designs. Our objective has been to make the Sea Patch something everyone can initially afford with re-sales coming from old customers expanding design capability through the purchase of kit components. Also, we have integrated the Gripper as one of the kit components. The Gripper whose magnets are worn on the hands and feet gives the under water diver or surface repair crew the added ability to safely reach the point of an accident on the hull of a ship (which is slippery and subject to jarring wave movement).

We will submit the new design to the American Bureau of Shipping ("ABS")for certification. Although on February 4, 2000, we obtained "certification" of the Sea Patch from the ABS, it does not cover the new design. The ABS is a non-for-profit and non-governmental organization which acts as a self-regulatory agency for the international marine industry. We will continue to test further generations of design modifications with the ABS and other maritime testing bodies worldwide to determine structural and technical fitness.

We received our first order for the Sea Patch from an Indian Ocean customer based in the Seychelles who saw the early design at the offshore conference in Houston, TX. The order was for 500 units with the first 100 Units to be delivered in July 2000. The units were priced at our cost plus 20% with a revenue sharing arrangement following recovery of manufacturing costs. We received partial payment of approximately $150,000 towards the units which we used to purchase an inventory of magnets for the cam-on/cam-off pods. The magnets represent the most costly component of the units. We now have sufficient magnets to deliver the 100 units. Final delivery of the units will take place after we have completed filing for patent protection on the ProMag design modifications. Fabrication of the ProMag will be out sourced to select sub-contractors in a production schedule which we believe is 4 to 6 weeks in duration.

We believe that patent filings will be completed in the 3Q00. The ProMag will make its international debut at the Stavanger, Norway maritime show scheduled for August 21-25, 2000. At the Stavanger show, consumer response will help determine the best mix between the ProMag 6, 4 and 3 design for the Indian Ocean. It is too early to make any projections on revenues and profitability since we are sourcing materials and determining marketing costs. Although the Indian Ocean represents a major maritime market in close proximity to both Africa, Southeast Asia, and Australia, future sales of the Sea Patch and ProMag will depend upon a number of factors the most important of which is acceptance of the technology by the maritime and HAZMAT industries.


3. Griffon USA, Inc.

Griffon USA, Inc. ("Griffon"), is an importer and licensee of Continental Weapons (Pty), Inc., a South African manufacturer of a replica 1911 Colt 45 sidearm, rifles and other guns.

A feature article about the Griffon appeared in the June 2000 edition of Combat Guns. The article was favorable and underscores a number of features concerning the Griffon.

4. TRADE PARTNERS INTERNATIONAL, INC.

During 2Q00, Trade Partners International, Inc. ("Trade Partners") continued to work with William Baylor, formerly a principal of Vee Tubes USA, a bicycle inner tube company, based in Olney, IL. Mr. Baylor is a 25 year veteran in the bike industry. Due to a management decision of Vee Tubes parent, the plan to insert a our sealant was interrupted when USA activities were closed down. The sealant is used to prevent punctures in tube and tubeless tires.

During this period, we decided to "test" our tire sealant in both the laboratory and field. The laboratory testing will consist of determining the "sealing tolerances" of our tire sealant versus others in the industry. The field testing will consist of collection of historical data based on a mountain bike event we will sponsor. The findings will be used to determine whether our product is competitive based on objective criteria. The findings will help us in determining whether reformulation is necessary. We hope the results will be available for the up coming bike show in Las Vegas, NV in late September 2000.


REVENUES

Our primary source of revenue during the three months ended June 30, 2000 continued to be from the sales of PT Night Sights. During the three months ended March 31, 2000, we increased sales of PT Night Sights over the previous period, but sales during the summer months are typically soft. We believe that sales will increase after Labor Day, but the political issues surrounding handgun registration and ownership may contribute to a continuing softening of sales. In addition, the U.S. Presidential election outcome may dramatically effect sales in the future either positively or negatively depending on which candidate wins.

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

MARKETING AND SALES EXPENSE

During the 2Q00, we spent approximately $50,000.00 on print media to keep our product circulating among gun enthusiasts. This is about the same amount we spent in the previous period.

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

Through the period ended June 30, 2000, we have incurred operating losses since our inception. To date, our consolidated operations have not been profitable and there is no assurance that they will become profitable in the future.

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

LIQUIDITY AND CAPITAL RESOURCES.

Our cash position, less known commitments and contingencies, plus outside financing received through June 30, 2000, plus cash generated from operations for the balance of fiscal year 2000 should be adequate to fund our on-going operations and to fund the further development of the Sea Patch and MagPro, including any patent applications. Although we should have improved operating results, we will still require substantial additional capital during fiscal 2000 to go into manufacture and marketing the Sea Patch following design modification and testing.

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


      (A) Exhibits

       EX- 27        Financial Data Schedule

      (B) REPORTS ON 8-K

       NONE


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                   21ST Century Technologies, Inc.
                                    ________________________
                                      Registrant

         8/14/00                         /s/ Kenneth Wilson
_________________________           By: ________________________
         Date                            Kenneth E. Wilson
                                          Chairman and CEO