Form 10QSB/A
period 2000-03-31
21ST CENTURY TECHNOLOGIES INC
filed 2000-11-01
CIK 1090870

U. S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                 FORM 10-Q/A
                               Amendment No. 1


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2000

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934


                        Commission File No. 000-29209

                       21st CENTURY TECHNOLOGIES, INC.
                     ------------------------------------
            (Exact name of registrant as specified in its Charter)

             NEVADA                                      48-1110566
    ----------------------------               ---------------------------
(State or Other Jurisdiction of               (I.R.S. Employer ID. No.)
incorporation or organization)


                           2513 East Loop 820 North
                             Ft. Worth, TX 76118
                 --------------------------------------------
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

                        PART 1   FINANCIAL INFORMATION


Item 1.  Financial Statements

         Consolidated Balance Sheet for the Three Months
         Ended March 31, 2000

         Consolidated Statements of Operations for the Three
         Months Ended March 31, 2000

         Consolidated Statements of Cash Flows for the Three
         Months Ended March 31, 2000

         Consolidated Statements of Stockholder's Equity for the Three Months Ended March 31, 2000

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



              __________________________________________________




                [THIS PAGE HAS BEEN INTENTIONALLY LEFT BLANK.]

ITEM 1.   FINANCIAL STATEMENTS

               21st Century Technologies, Inc. and Subsidiaries

                          Consolidated Balance Sheet
                                 (Unaudited)

                                                 March 31, 2000 March 31, 1999
                                                 -------------- --------------
Assets

Current Assets:
  Cash and cash equivalents                      $     732,069  $      23,990
  Accounts Receivable                                1,078,318        982,707
  Inventories                                          435,194        159,416
  Notes Receivable                                      28,465         35,000
                                                 -------------- --------------
      Total Current Assets                           2,274,046      1,201,113

Property, Plant, and Equipment, Net                    344,332        188,060

Other Assets, Net                                      464,392        432,017
                                                 -------------- --------------
      Total Assets                               $   3,082,770  $   1,821,190
                                                 ============== ==============

Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts Payable-trade                               210,069        124,964
  Accounts Payable-other                                66,079          1,029
                                                 -------------- --------------
      Total Current Liabilities                        276,148        125,993

Other Liabilities:
  Working Capital Advances                           1,446,958              0
  Customer Deposits                                      4,304          1,435
  Notes Payable                                         32,720         71,882
                                                 -------------- --------------
      Total Other Liabilities                        1,483,982         73,317
                                                 -------------- --------------

Total Liabilities:                                   1,760,130        199,310

Stockholders' Equity:
  Common Stock, issued 51,667,753 and
   outstanding shares at $.001 par value
   at March 31, 2000                                    51,667         37,932
  Paid-in Capital                                    4,498,917      3,629,103
  Stock Earned, Not Issued                             360,000        360,000
  Retained Earnings (Deficit)                       (3,553,316)    (2,365,066)
  Treasury Stock                                      ( 31,628)       (30,089)
  Stock Subscriptions                                   (3,000)      ( 10,000)
                                                 -------------- --------------
      Total Stockholders' Equity                     1,322,640      1,621,880
                                                 -------------- --------------
  Total Liabilities and Stockholders' Equity     $   3,082,770  $   1,821,190
                                                 ============== ==============



See Notes to Consolidated Financial Statements

               21st Century Technologies, Inc. and Subsidiaries

                    Consolidated Statements of Operations
                                 (Unaudited)

                                                3 Months Ended  3 Months Ended
                                                  Mar 31, 2000   Mar 31, 1999
                                                 -------------- --------------
Net Sales                                        $     274,393  $     222,660

Cost of Sales                                          253,930        185,397
                                                 -------------- -------------
Gross Profit                                            20,463         37,263

General and administrative expenses                    476,067        188,642

Depreciation and Amortization                           32,997         30,901
                                                 -------------- --------------
Net Income (Loss)                                     (488,601)      (182,280)

Estimated Income Taxes                                       0              0
                                                 -------------- --------------
Net Income (Loss)                                $    (488,601) $    (182,280)
                                                 ============== ==============

Earnings (Loss) Per Common Share:
     Basic and Fully Diluted                     $       (0.01) $       (0.01)






See Notes to Consolidated Financial Statements

               21st Century Technologies, Inc. and Subsidiaries

                    Consolidated Statements of Cash Flows
                                 (Unaudited)
                    For the Three Months Ended March 31, 2000

                                                  Mar 31, 2000   Mar 31, 1999
                                                 -------------- --------------
Cash Flows From Operating Activities:
Net Income (Loss)                                $    (488,848) $   ( 182,280)
Adjustments to reconcile net income to net cash
  provided (used) by operating activities
  Depreciation and Amortization                         32,997         30,901

Change in operating assets and liabilities:
  Accounts receivable                                 ( 90,701)        13,956
  Inventory                                           ( 86,069)         ( 440)
  Other non-current assets and liabilities, net         16,246        ( 6,787)
  Accounts payable                                       7,699         86,717
                                                 -------------- --------------
   Net Cash Provided (Used) by
   Operating Activities                               (608,676)      ( 57,933)

Cash Flows From Investing Activities:
  Purchase Equipment                                  (315,467)
                                                 --------------
   Net Cash Provided (Used) by
   Investing Activities                               (315,467)


Cash Flows From Financing Activities:
  Working Capital Advances                           1,446,958
  Increase/(Decrease) in long-term debt                (40,162)       (70,027)
  Sale of stock and subscriptions received             137,602        140,829
                                                 -------------- --------------
   Net Cash Provided (Used) by
   Financing Activities                              1,544,398         70,802
                                                 -------------- --------------
Net Increase (Decrease) in Cash
  and Cash Equivalents                                 620,255         12,869
Cash and Cash Equivalents at Beginning of Period       111,814         11,121
                                                 -------------- --------------

Cash and Cash Equivalents at End of Period       $     732,069  $      23,990
                                                 ============== ==============

See Notes to Consolidated Financial Statements

               21st Century Technologies, Inc. and Subsidiaries

               Consolidated Statements of Stockholders' Equity

                  For the Three Months Ended March 31, 2000



                           Common     Paid-in     Retained    Treasury  Stock                 Issued
                            Stock      Capital    (Deficit)    Stock    Subscribed   Total    Shares
                          --------- ------------ ------------ --------- --------- ----------- ----------
Stock Earned, Not Issued         -            -            -         -  $ 360,000 $  360,000          -

Balance December 31, 1999 $ 50,083  $ 4,420,260  $(3,064,715) $(31,628) $ (79,700)$1,654,300  50,083,753

Sale of Stock                1,584       78,657            -         -          -     80,241   1,584,000

Subscriptions Received           -            -            -         -     76,700     76,700          -

Net Income (Loss)                -            -     (488,601)        -          -   (488,601)         -
                          --------- ------------ ------------ --------- --------- ----------- ----------

Balance March 31, 2000    $ 51,667  $ 4,498,917  $(3,553,316) $(31,628) $ 357,000 $1,322,640  51,667,753
                          ========= ============ ============ ========= ========= =========== ==========

See Notes to Consolidated Financial Statements



  21st Century Technologies, Inc. and Consolidated Subsidiaries
            Notes to Consolidated Financial Statements
        For the Three Months Ended March 31, 2000 and 1999
                           (Unaudited)

Note 1:  Summary of Significant Accounting Policies:

a. Organization and Business Activities

21st Century Technologies, Inc. was incorporated under the laws of the State of Delaware on May 15, 1967 as Satcom Corporation. On November 6, 1991, the Company changed its name to Hughes Pharmaceutical Corporation. Subsequent to 1991, the Company changed its name from Hughes Pharmaceutical Corporation to First National Holding Corporation(FNHC) Delaware. The Company became public in 1985 through a merger with International Fluidics Control, Inc. (formerly Sensory Systems, Inc., Training With The Pros, Inc., and/or M-H Studios, Inc.). International Fluidics Control, Inc. successfully completed a public offering of its securities in 1969 under Regulation A of the Securities Act of 1933.

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

During the third quarter of 1994, in conjunction with the execution of a letter of intent to acquire Innovative Weaponry, Inc. (a New Mexico corporation), the Company consummated a plan of merger between FNHC Nevada and FNHC Deleware whereby the Nevada Corporation was the survivor (see below) and changed its corporate name to Innovative Weaponry, Inc. to better reflect its future actions and pending relationship with the acquisition target. On September 15, 1997, the Board of Directors approved a name change to 21st Century Technologies, Inc.

Innovative Weaponry, Inc. - New Mexico was incorporated on June 22, 1988 under the laws of the State of New Mexico. The Company was formed for the development and sale of specialized firearms, firearm systems and related equipment. On September 14, 1992, Innovative Weaponry, Inc. filed a petition for relief under Chapter 11 of the Federal Bankruptcy Laws in the United States Bankruptcy Court of the District of New Mexico. Under Chapter 11, certain claims are stayed while the Debtor continues business operations as Debtor-in-Possession. On August 19, 1994, IWI-NV (now 21st Century Technologies, Inc.) and IWI-NM entered into a letter of intent whereby IWI-NV would use its unregistered, restricted common stock and cash to satisfy certain obligations of IWI-NM in settlement of IWI-NM's bankruptcy action.
On February 1, 1995, the U. S. Bankruptcy Court of the District of New Mexico confirmed the IWI-NM's plan of reorganization. The plan became effective 30 days after its confirmation. IWI-NM became a wholly owned subsidiary of Innovative Weaponry, Inc. (IWI-NV) (formerly First National Holding Corporation) (FNHC Nevada) (now known as 21st Century Technologies, Inc.), a publicly owned company.

b.  Cash and Cash Equivalents:

For purposes of reporting cash flows, the Company considers all cash on hand and in banks, certificates of deposit and other highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash and cash equivalents.

c.  Revenue recognition and credit policies:

In the normal course of business, the Company sells its goods on "cash in advance" or "cash on delivery", but primarily extends unsecured credit to its customers involved in the retail and wholesale sale of the Company's products. Revenue is recognized when products are shipped to the wholesale or retail purchaser. All products are shipped F.O.B. the Company's facilities.

Management has provided an allowance for doubtful accounts, which reflects its opinion of amounts, which will eventually become uncollectible. In the event of complete non-performance by the Company's customers, the maximum exposure to the Company is the outstanding trade accounts receivable balance at the date of non-performance.

d.  Inventory:

Inventory consists of raw materials used in the manufacture of firearm products and finished goods imported for resale. Inventory is carried at the lower of cost or market value, using the first-in, first-out method (FIFO).

e.  Property and equipment:

Property and equipment is recorded at its historical cost. Depreciation is provided in amounts sufficient to relate the asset cost to operations over the estimated useful life (three to seven years) using the straight-line method for financial reporting purposes. Gains and losses from disposition of property and equipment are recognized as incurred and are included in operations.

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

h.  Asset Impairment:

The Company adopted the provisions of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, in its financial statements for the year ended December 31, 1995. The Company prepares an undiscounted estimate of future cash flows for each long-lived asset (excluding production equipment) on an annual basis. If the carrying value of the asset exceeds undiscounted future cash flows expected to be produced by the asset, the Company recognizes an impairment loss. The Company measures the amount of the impairment loss as the amount by which the carrying value of the asset exceeds its fair value. The Subsidiary Bankruptcy Excess Reorganization Value is evaluated annually for events or conditions which would indicate impairment. Management estimates cash flows which can be expected for continuing to use the asset and then compares these estimated cash flows to the asset's carrying amount. If the estimated cash flows resulting from continuing to use the asset exceed the carrying amount of the asset, an impairment adjustment is not necessary. There has been no effect as of December 31, 1999 of adopting SFAS 121.

i.  Stock-Based Compensation:

The Company will follow the fair value based method of accounting as prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, for its stock-based compensation. The Company currently does not have a stock option plan.

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

l.  Research and Development Costs:

The Company expenses any research and development costs in the period which they are incurred. There are no research and development costs incurred in the periods presented.

m.  Treasury Stock:

The Company utilizes the cost method to account for the acquisition of Treasury Stock.

n.  Basis of Presentation:

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

Note 2:  Accounts Receivable

On November 6, 1998, Innovative Weaponry received a purchase order from Continental Weapons Ltd for 32,103 Night Sights. Continental was invoiced and a quantity of sights were shipped to South Africa. The balance of the order ( approximately 1,000 sights) has been manufactured and is being held at the Company's manufacturing facility to be installed on the Griffon replica of the Colt 45 as they are received by the Company. The Company is receiving the first 1000 pistols sightless and are invoiced for a pistol without sights.
The receivable is decreased by the number of sights used when they are installed on the pistols and income is credited for the sights installed. Due to Continental's inability to ship the entire 1000 pistol order, the receivable was not decreased materially during 1999. The Continental Weapons invoice remains unpaid as of December 31, 1999; however, the Company has negotiated an agreement to sell the receivable for the full invoice value.
The sale is scheduled to occur in the second quarter of 2000.

                                    3/31/00          12/31/99     12/31/98
                                    -----------     ----------   -----------

Outstanding Invoice-Continental     $ 923,422        $ 923,422    $ 930,987

Note 3:  Other Assets

License Agreement: In June 1995, Trident, a wholly owned subsidiary of the Company, entered into a license agreement (Agreement) with Trade Partners International, Inc. (TPI) to acquire the exclusive license to certain patent rights conveyed to TPI by The

University of California as operators of Los Alamos National Laboratory (patent holder) related to the development, marketing and sales rights to certain specified magnetic and/or magnet technology.

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

Trademark: The trademark "PT Night Sights" has been capitalized at cost and is being amortized over 17 years.

Bankruptcy excess Re-Organization Cost: Innovative Weaponry, Inc. (IWI) emerged from a bankruptcy filing under Chapter 11 of the US Bankruptcy Code, effective March 1, 1995. As a result of the Plan of Reorganization, IWI became a wholly owned subsidiary of 21st Century Technologies, Inc. and all prior IWI shareholders retained less that a 50% interest in the combined reorganized entities.

In conjunction with IWI's emergence from protection under Chapter 11, IWI adopted "fresh-start" accounting as a result of its acquisition by 21st Century. "Fresh start" accounting allows for the restatement of all assets and liabilities being set to the fair market value of each respective category and the restatement of retained earnings to "0". The resulting amount was debited to the account "Reorganization value in excess of amounts allocable to identifiable assets". This balance is being amortized over ten (10) years using the straight-line method. The amortization period began on March 1, 1995, concurrent with the effective date of IWI's Plan of Reorganization.

The adjustment necessary to reflect the "fresh-start" accounting, as prescribed by Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" issued by the American Institute of Certified Public Accountants reflected a Reorganization value in excess of amounts allocable to identifiable assets.

Note 4: Stockholders' Equity

The total number of all classes of authorized capital stock is 200,000,000 shares, all of which are Common Stock, $0.001 par value per share. As of March 31, 2000, there are 51,667,753 shares of common stock issued.

Note 5:  Earnings (Loss) Per Common Share

Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the years 1999 and 1998. There were no common stock equivalents outstanding during the years 1999 and 1998. SFAS No. 128, Earnings per Share applies to entities with publicly held common stock and establishes standards for computing and presenting earnings per share (EPS). Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Note 6:  Income Taxes

At December 31, 1999, the Company has available net operating loss carryforwards of approximately $2,704,715 for federal income tax purposes that begin to expire in 2008. The federal carryforwards resulted from losses generated in prior years and have created a deferred tax asset o $919,603. It is believed to be "more likely than not" that taxable income in the periods prior to the expiration of the deferred tax assets will not be sufficient for the deferred tax assets to be recognized; therefore, a valuation allowance of $919,603 has been recognized to offset the deferred tax assets. There are no deferred tax liabilities. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Note 7:  Risks and Uncertainties

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

The Company's firearm replica and tire sealant import division has not been tested in the U. S. market and the estimated demand for these products may not reach the Company's expectations.

Note 8:  Fair Values of Financial Instruments

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

The carrying amounts of the Company's financial instruments at December 31, 1999 and 1998 represent fair value.

Note 9:  Comprehensive Income

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

Note 10:  Business Segments

The Company has five business segments: (a) Manufacture of night sights for handguns, (b) Manufacture of "the Gripper", a patented device used for climbing steel surfaces, (c) Manufacture of an Emergency Magnetic-Hydraulic Sea Patch System (d) Importation and resale of firearms and (e) Importation and Distribution of a Tire Sealant product. The majority of the Company's sales are derived from sales of night sights. The other segments sales are not material to these financial statements.

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

Through the period ended March 31, 2000, we have incurred operating losses since our inception. To date, our consolidated operations have not been profitable and there is no assurance that they will become profitable in the future. We believe that the steady growth of sales of PT Night Sights at our Innovative Weaponry subsidiary will continue based upon customer satisfaction and inquiry. In addition, we believe that sales of the Sea Patch should be realized as early as the 2Q00/

Significant changes in product design in our Innovative Weaponry, Trident Technologies, and Trade Partners subsidiaries in 1999 (which are being implemented in the first three months of 2000) distort the comparability between periods and as to future revenues. We believe these design changes make our products more appealing to our customers and therefore have warranted the time and expense of research and development.

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

None.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                21ST Century Technologies, Inc.
                                ______________________________
                                          Registrant


  10/30/00                         /s/ Kenneth E. Wilson
______________                  _______________________________
    Date                               Kenneth E. Wilson