Form 10QSB/A
period 2000-06-30
21ST CENTURY TECHNOLOGIES INC
filed 2000-11-01
CIK 1090870

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


                        Commission File No. 000-29209

                       21st CENTURY TECHNOLOGIES, INC.
                      ----------------------------------
            (Exact name of registrant as specified in its Charter)

             NEVADA                                      48-1110566
         ---------------------------          --------------------------
(State or Other Jurisdiction of              (I.R.S. Employer ID. No.)
incorporation or organization)

                           2513 East Loop 820 North
                             Ft. Worth, TX 76118
                 -------------------------------------------
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

[  ] Yes[ X ] No

PART 1   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Consolidated Balance Sheet for the Three Months
          Ended June 30, 2000

          Consolidated Statements of Operations for the Three
          Months Ended June 30, 2000

          Consolidated Statements of Cash Flows for the Three
          Months Ended June 30, 2000

          Consolidated Statements of Stockholder's Equity for the Three Months Ended June 30, 2000

          Notes to Consolidated Financial Statements for the
          Three Months Ended June 30, 2000

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


ITEM 1.  FINANCIAL STATEMENTS

               21st Century Technologies, Inc. and Subsidiaries

                          Consolidated Balance Sheet
                                 (Unaudited)


                                                June 30, 2000  June 30, 1999
                                                -------------- --------------
Assets

     Current Assets:
     Cash and cash equivalents                  $     374,389  $      34,279
     Accounts Receivable, Net                          38,339      1,015,430
     Inventories                                      509,146        172,605
     Notes Receivable                                 826,245         35,873
                                                -------------- --------------
Total Current Assets                                1,748,119      1,258,187

Property, Plant, and Equipment, Net                   454,607        194,137

Other Assets, Net                                     560,795        423,313
                                                -------------- --------------
Total Assets                                    $   2,763,521  $   1,875,637
                                                ============== ==============
Liabilities and Stockholders' Equity

Current Liabilities:
     Accounts Payable-trade                     $      65,230  $     121,553
     Accounts Payable-other                            43,707              0
                                                -------------- --------------
Total Current Liabilities                             108,937        121,553

Other Liabilities:
      Working Capital Advances                      1,765,458              0
      Customer Deposits                                (4,243)         2,594
      Notes Payable                                    12,685         55,989
                                                -------------- --------------
Total Other Liabilities                             1,773,900         58,583
                                                -------------- --------------

Total Liabilities:                                  1,882,837        180,136

Stockholders' Equity:
      Common Stock, issued 52,657,240 and
        outstanding shares at .001 par value
        at June 30, 2000                               52,657         38,160
      Paid-in Capital                               4,607,583      3,731,914
      Common Stock Earned, but not Issued             360,000        360,000
      Retained Earnings (Deficit)                  (4,104,928)    (2,404,484)
      Treasury Stock                                  (31,628)       (30,089)
      Stock Subscriptions                             ( 3,000)             0
                                                -------------- --------------
Total Stockholders' Equity                            880,684      1,695,501
                                                -------------- --------------

Total Liabilities and Stockholders' Equity      $   2,763,521  $   1,875,637
                                                ============== ==============

See Notes to Consolidated Financial Statements

               21st Century Technologies, Inc. and Subsidiaries
                    Consolidated Statements of Operations
                                 (Unaudited)

                             3 Mos. Ended   3 Mos. Ended  6 mos. ended   6 mos. ended
                             June 30, 2000  June 30, 1999 June 30, 2000  June 30, 1999
                             -------------- ------------- -------------- -------------
Net Sales                    $     274,393  $    222,660  $     448,346  $    493,455

Cost of Sales                      253,930       185,397        489,611       317,798
                             -------------- ------------- -------------- -------------
Gross Profit                        20,463        37,263        (41,265)      175,732

General and administrative
 expenses                          476,067       188,642        924,539       335,628

Depreciation and Amortization       32,997        30,901         74,408        61,802
                             -------------- ------------- -------------- -------------

Net Income (Loss)                 (488,601)     (182,280) $  (1,040,212) $   (231,698)

Estimated Income Taxes                   0             0              0             0
                             -------------- ------------- -------------- -------------

Net Income (Loss)            $    (488,601) $   (182,280) $  (1,040,212) $   (231,698)
                             ============== ============= ============== =============

Earnings (Loss) Per Common Share:
 Basic & Diluted             $       (0.01) $      (0.01) $       (0.02) $      (0.01)


See Notes to Consolidated Financial Statements


               21st Century Technologies, Inc. and Subsidiaries

                    Consolidated Statements of Cash Flows
                                 (Unaudited)
                   For the Six Months Ended June 30, 2000


                                                       2000          1999
                                                   ------------- -------------
Cash Flows From Operating Activities:
Net Income (Loss)                                  $ (1,040,212) $  ( 221,698)
Adjustments to reconcile net income to net cash
  provided (used) by operating activities
  Depreciation and Amortization                          74,408        61,802

Change in operating assets and liabilities:
  Accounts receivable                                    55,229       (18,767)
  Sale of Receivable                                     99,409
  Inventory                                            (108,234)      (13,629)
  Other non-current assets and liabilities, net       ( 229,993)        1,917
  Accounts payable                                     (155,194)       82,277
                                                   ------------- -------------
  Net Cash Provided (Used) by Operating Activities   (1,304,587)     (108,098)

Cash Flows From Investing Activities:
  Purchase Equipment                                   (327,168)       (6,823)
                                                   ------------- -------------
  Net Cash Provided (Used) by Investing Activities     (327,168)       (6,823)

Cash Flows From Financing Activities:
  Working Capital Advances                            1,765,458
  Increase/(Decrease) in long-term debt                 (61,025)      (85,919)
  Sale of stock and subscriptions received              189,897       223,998
                                                   ------------- -------------
  Net Cash Provided (Used) by Financing Activities    1,894,330       138,079
                                                   ------------- -------------

Net Increase (Decrease) in Cash and Cash Equivalents    262,575        23,158
Cash and Cash Equivalents at Beginning of Period        111,814        11,121
                                                   ------------- -------------

Cash and Cash Equivalents at End of Period         $    374,389  $     34,279
                                                   ============= =============

Non Cash:

Sale of Continental Weapons Receivable             $    800,591






See Notes to Consolidated Financial Statements

               21st Century Technologies, Inc. and Subsidiaries

               Consolidated Statements of Stockholders' Equity

                    For the Six Months Ended June 30, 2000


                           Common     Paid-in     Retained    Treasury  Stock                 Issued
                            Stock      Capital    (Deficit)    Stock    Subscribed   Total    Shares
                          --------- ------------ ------------ --------- --------- ----------- ----------
Stock Earned, but
 not issued                                                             $360,000  $  360,000

Balance December 31,
  1999                    $ 50,083  $ 4,420,260  $(3,064,715) $(31,628) $(79,700) $1,294,300  50,083,753

Sale of Stock                2,574      187,222            -         -         -     189,896   1,631,000

Subscriptions Received           -            -            -         -    76,700      76,700           -

Net Income (Loss)                -            -   (1,001,387)        -         -  (1,040,212)          -
                          --------- ------------ ------------ --------- --------- ----------- ----------

Balance June 30, 2000     $ 52,657  $ 4,607,583  $(4,104,928) $(31,628) $ 357,000 $  880,684  51,714,753
                          ========= ============ ============ ========= ========= =========== ==========




See notes to Consolidated Financial Statements


  21st Century Technologies, Inc. and Consolidated Subsidiaries
            Notes to Consolidated Financial Statements
        For the Three Months Ended June 30, 2000 and 1999
                           (Unaudited)

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

Innovative Weaponry, Inc. - New Mexico was incorporated on June 22, 1988 under the laws of the State of New Mexico. The Company was formed for the development and sale of specialized firearms, firearm systems and related equipment. On September 14, 1992, Innovative Weaponry, Inc. filed a petition for relief under Chapter 11 of the Federal Bankruptcy Laws in the United States Bankruptcy Court of the District of New Mexico. Under Chapter 11, certain claims are stayed while the Debtor continues business operations as Debtor-in-Possession. On August 19, 1994, IWI-NV (now 21st Century Technologies, Inc.) and IWI-NM entered into a letter of intent whereby IWI-NV would use its unregistered, restricted common stock and cash to satisfy certain obligations of IWI-NM in settlement of IWI-NM's bankruptcy action.
On February 1, 1995, the U. S. Bankruptcy Court of the District of New Mexico confirmed the IWI-

NM's plan of reorganization. The plan became effective 30 days after its confirmation. IWI-NM became a wholly owned subsidiary of Innovative Weaponry, Inc. (IWI-NV) (formerly First National Holding Corporation) (FNHC Nevada) (now known as 21st Century Technologies, Inc.), a publicly owned company.

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

Note 2:  Accounts Receivable

On November 6, 1998, Innovative Weaponry received a purchase order from Continental Weapons Ltd for 32,103 Night Sights. Continental was invoiced and a quantity of sights were shipped to South Africa. The balance of the order ( approximately 1,000 sights) has been manufactured and is being held at the Company's manufacturing facility to be installed on the Griffon replica of the Colt 45 as they are received by the Company. The Company is receiving the first 1000 pistols sightless and are invoiced for a pistol without sights.
The receivable is decreased by the number of sights used when they are installed on the pistols and income is credited for the sights installed. Due to Continental's inability to ship the entire 1000 pistol order, the receivable was not decreased materially during 1999. The Continental Weapons invoice remained unpaid as of December 31, 1999; however, the Company negotiated an agreement to sell the receivable for the full invoice value.
The sale was consumated April 1, 2000 to Great Mughal Trade Associates,
Ltd.(GMTA).   GMTA purchased the receivable and the rights to 31,103 Night
Sights for $900,000.00 paying $50,000.00 down and a note for $850,000.00 payable $85,000.00 per month for 10 months.

                                   6/30/00    3/31/00   12/31/99   12/31/98
                                   ---------- --------- ---------- ----------
Outstanding Invoice-Continental    $ 23,422   $ 923,422 $ 923,422  $ 930,987

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

Note 4: Stockholders' Equity

The total number of all classes of authorized capital stock is 200,000,000 shares, all of which are Common Stock, $0.001 par value per share. As of June 30, 2000, there are 52,657,240 shares of common stock issued. An additional 19,000,000 shares of common stock has been earned under a previous consulting agreement with the Chairman. These shares were not issued to Mr. Wilson because the Company needed the shares to raise equity capital. Additionally, it was discovered that the authorized shares had not been properly filed with the State of Nevada. The Company retroactively corrected this issue during this quarter. Mr. Wilson's shares are represented in the Equity section of the balance sheet as common stock earned but not issued. An adjustment to the 1997 ending retained earnings was recorded to record the compensation expense incurred by the Company

Note 5:  Earnings (Loss) Per Common Share

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


ITEM 1.LEGAL PROCEEDINGS

There are no material legal proceedings to which we are a party or which any of our property is the subject other than ordinary, routine claims incidental to our business.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K


None.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                    21ST Century Technologies, Inc.
                                _______________________________________
                                         Registrant


10-30-00                         /s/ Kenneth E. Wilson
_________                       ________________________________________
    Date                              Kenneth E. Wilson