Form 10QSB/A
period 2000-06-30
21ST CENTURY TECHNOLOGIES INC
filed 2000-11-06
CIK 1090870

U. S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                 FORM 10-Q/A
                               Amendment No. 2


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
                                                ============== ==============

See Notes to Consolidated Financial Statements

               21st Century Technologies, Inc. and Subsidiaries
                    Consolidated Statements of Operations
                                 (Unaudited)

                             3 Mos. Ended   3 Mos. Ended  6 mos. ended   6 mos. ended
                             June 30, 2000  June 30, 1999 June 30, 2000  June 30, 1999
                             -------------- ------------- -------------- -------------
Net Sales                    $     213,953  $    270,795  $     448,346  $    493,455

Cost of Sales                      235,681       132,401        489,611       317,798
                             -------------- ------------- -------------- -------------

Gross Profit                       (21,728)      138,394        (41,265)      175,732

General and administrative
 expenses                          448,472       146,986        924,539       335,628

Depreciation and Amortization       41,411        30,901         74,408        61,802
                             -------------- ------------- -------------- -------------

Net Income (Loss)                 (551,611)     ( 39,493) $  (1,040,212) $   (231,698)

Estimated Income Taxes                   0             0              0             0
                             -------------- ------------- -------------- -------------

Net Income (Loss)            $    (551,611) $   ( 39,493) $  (1,040,212) $   (231,698)
                             ============== ============= ============== =============

Earnings (Loss) Per Common Share:
 Basic & Diluted             $       (0.01) $      (0.00) $       (0.02) $      (0.01)


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


                                    21ST Century Technologies, Inc.
                                _______________________________________
                                         Registrant


  11-6-00                         /s/ Kenneth E. Wilson
_________                       ________________________________________
    Date                              Kenneth E. Wilson