Form 10QSB
period 2000-09-30
21ST CENTURY TECHNOLOGIES INC
filed 2000-11-14
CIK 1090870

U. S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                 FORM 10-QSB


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES ACT OF 1934

              For the quarterly period ended September 30, 2000

                                      or

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES ACT OF 1934


                        Commission File No. 000-29209


                       21st CENTURY TECHNOLOGIES, INC.
                  ------------------------------------------
            (Exact name of registrant as specified in its Charter)

       NEVADA                                      48-1110566
   ---------------------------         --------------------------------
 (State or Other Jurisdiction of           (I.R.S. Employer ID. No.)
 incorporation or organization)


                           2513 East Loop 820 North
                             Ft. Worth, TX 76118
            -----------------------------------------------------
                   (Address of Principal Executive Offices)

  Issuer's Telephone Number, including area code: (817) 284-0099
                                Facsimile Number: (817) 284-7528


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. [ X ] Yes   [   ] No

                       PART 1 -  FINANCIAL INFORMATION


Item 1.    Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations.

                         PART II -  OTHER INFORMATION

Item 1.    Legal Proceedings

Item 6.    Exhibits and Reports on Form 8-K



                                   Part I.

                            FINANCIAL INFORMATION

This report includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. All statements other than statements of historical fact included in this report are forward looking statements. Such forward looking statements include, without limitation, statements as to estimates, expectations, beliefs, plans, and objectives concerning the Company's Discussion and Analysis of Financial Condition and Results of
Operations   Liquidity and Capital Resources" regarding the Company's estimate of sufficiency of existing capital resources and its ability to raise additional capital to fund cash requirements for future operations and acquisitions. The forward looking statements are subject to assumptions and beliefs based on current information known to the Company and factors that are subject to uncertainties, risk and other influences, which are outside the Company's control, and could yield results differing materially from those anticipated. The ability to achieve the Company's expectations is contingent upon a number of factors which include (i) availability of sufficient capital and capital market conditions, (ii) the Company's ability to produce and market its products as produced by its various subsidiaries (including, but not limited to, the PT Night Sights, Sea Patch, Gripper, Griffon 1911 Colt 45 replica sidearm, and tire sealant), (iii) effect of any current or future competitive products, (iv) on going cost of research and development activities, and (v) the retention of key personnel. "PT Night Sights", "Sea Patch", "Gripper" and "Griffon" are our trademarks. This report may contain trademarks and service marks of other companies.


ITEM 1.   FINANCIAL STATEMENTS

               21st Century Technologies, Inc. and Subsidiaries

                          Consolidated Balance Sheet
                                 (Unaudited)

                                              Sept 30, 2000  Sept 30, 1999
                                              -------------- --------------
Assets

Current Assets:
   Cash and cash equivalents                  $     280,601  $      15,478
   Accounts Receivable, Net                         457,390      1,000,859
   Inventories                                      535,099        159,416
   Notes Receivable                                 692,580         55,873
                                              -------------- --------------
Total Current Assets                              1,965,670      1,231,626

Property, Plant, and Equipment, Net                 461,081        201,415

Other Assets, Net                                   535,410        485,511
                                              -------------- --------------
Total Assets                                  $   2,962,161  $   1,918,552
                                              ============== ==============

Liabilities and Stockholders' Equity

Current Liabilities:
   Accounts Payable-trade                     $      59,844  $     123,056
   Accounts Payable-other                            90,356         52,685
                                              -------------- --------------
Total Current Liabilities                           150,200        175,741

Other Liabilities:
   Working Capital Advances                       1,765,458              0
   Customer Deposits                                      0          5,526
   Notes Payable                                    141,678         67,245
                                              -------------- --------------
Total Other Liabilities                           1,907,136         72,771
                                              -------------- --------------

Total Liabilities:                                2,057,336        248,731

Stockholders' Equity:
   Common Stock, issued 52,857,240 and
    outstanding shares at $.001 par value
    at September 30, 2000                            52,857         40,450
   Paid-in Capital                                4,730,298      3,895,467
   Common Stock Earned, but not Issued              360,000        360,000
   Retained Earnings (Deficit)                   (4,201,602)    (2,585,788)
   Treasury Stock                                   (33,728)       (30,089)
   Stock Subscriptions                               (3,000)       (10,000)
                                              -------------- --------------
Total Stockholders' Equity                          904,825      1,670,040
                                              -------------- --------------

Total Liabilities and Stockholders' Equity    $   2,962,161  $   1,918,552
                                              ============== ==============


See Notes to Consolidated Financial Statements

               21st Century Technologies, Inc. and Subsidiaries

                    Consolidated Statements of Operations
                                 (Unaudited)


                    3 Mos. Ended   3 Mos. Ended   9 mos. ended   9 mos. ended
                    Sept 30, 2000  Sept 30, 1999  Sept 30, 2000  Sept 30, 1999
                    -------------- -------------- -------------- -------------
Net Sales

Innovative Weaponry $     163,080  $     191,648  $     611,425  $    685,179
Trident--Sea Patches      225,000              0        225,000             0
                    -------------- -------------- -------------- -------------

Total Net Sales           388,080        191,648        836,425       685,179

Cost of Sales             225,996        172,121        637,606       489,919
                    -------------- -------------- -------------- -------------

Gross Profit              162,084         19,527        198,819       195,259

General and
 administrative
 expenses                 266,762        151,319      1,235,896       485,486

Depreciation and
 Amortization              28,626         30,901         99,812        92,703
                    -------------- -------------- -------------- -------------

Net Income (Loss)        (133,304)      (162,693)    (1,136,889)     (382,930)

Estimated Income
 Taxes                          0              0              0             0
                    -------------- -------------- -------------- -------------

Net Income (Loss)   $    (133,304) $    (162,693) $  (1,136,889) $   (382,930)
                    ============== ============== ============== =============

Earnings (Loss) Per
 Common Share:
   Basic & Diluted  $      (0.003) $      (0.004) $       (0.02) $      (0.01)





See Notes to Consolidated Financial Statements

      :

               21st Century Technologies, Inc. and Subsidiaries

                    Consolidated Statements of Cash Flows
                                 (Unaudited)
                   For the Nine Months Ended Sept 30, 2000


                                                        2000         1999
                                                  ------------- -------------
Cash Flows From Operating Activities:
Net Income (Loss)                                 $ (1,136,889) $  ( 382,930)
Adjustments to reconcile net income to net cash
  provided (used) by operating activities
    Depreciation and Amortization                       99,812        92,703

Change in operating assets and liabilities:
    Accounts receivable                              ( 375,504)        4,196
    Sale of Receivable                                 150,000             -
    Inventory                                         (185,974)         (440)
    Other non-current assets and liabilities, net      (75,205)        5,817
    Accounts payable                                  (118,249)     (136,465)
                                                  ------------- -------------
Net Cash Provided (Used) by Operating Activities    (1,642,009)     (417,119)

Cash Flows From Investing Activities:
    Purchase Equipment                                (333,642)       14,101
                                                  ------------- -------------
Net Cash Provided (Used) by Investing Activities      (333,642)       14,101

Cash Flows From Financing Activities:
    Working Capital Advances                         1,765,458             -
    Increase/(Decrease) in long-term debt               68,268       (74,663)
    Sale of stock and subscriptions received           310,712       482,038
                                                  ------------- -------------
Net Cash Provided (Used) by Financing Activities     2,144,438       407,375
                                                  ------------- -------------
Net Increase(Decrease) in Cash & Cash Equivalents      168,787         4,357
Cash and Cash Equivalents at Beginning of Period       111,814        11,121
                                                  ------------- -------------

Cash and Cash Equivalents at End of Period        $    280,601  $     15,478
                                                  ============= =============




See Notes to Consolidated Financial Statements

               21st Century Technologies, Inc. and Subsidiaries

               Consolidated Statements of Stockholders' Equity

                   For the Nine Months Ended Sept 30, 2000



                           Common     Paid-in     Retained    Treasury  Stock                  Issued
                            Stock      Capital    (Deficit)    Stock    Subscribed   Total     Shares
                          --------- ------------ ------------ --------- --------- ------------ ----------
Stock Earned, but
 not issued                      -            -            -         -  $360,000  $   360,000         -

Balance December 31, 1999 $ 50,083  $ 4,420,260  $(3,064,715) $(31,628) $(79,700) $ 1,294,300  50,083,753

Sale of Stock                2,774      310,038            -    (2,100)        -      310,712   1,631,000

Subscriptions Received           -            -            -         -    76,700       76,700           -

Net Income (Loss)                -            -   (1,136,889)        -         -   (1,136,889)          -
                          --------- ------------ ------------ --------- --------- ------------ ----------

Balance Sept 30, 2000     $ 52,857  $ 4,730,298  $(4,201,602) $(33,728) $357,000  $   904,825  51,714,753
                          ========= ============ ============ ========= ========= ============ ==========






See Notes to Consolidated Financial Statements

  21st Century Technologies, Inc. and Consolidated Subsidiaries
            Notes to Consolidated Financial Statements
      For the Three Months Ended September 30, 2000 and 1999
                           (Unaudited)

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

                               9/30/00  6/30/00  3/31/00  12/31/99  12/31/98
                               -------  -------  -------- --------- --------
Outstanding Invoice-
  Continental                  $ 7,432  $23,422  $923,422 $923,422  $930,987

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

Note 4: Stockholders' Equity

The total number of all classes of authorized capital stock is 200,000,000 shares, all of which are Common Stock, $0.001 par value per share. As of September 30, 2000, there are 52,857,240 shares of common stock issued. An additional 19,000,000 shares of common stock has been earned under a previous consulting agreement with the Chairman. These shares were not issued to Mr. Wilson because the Company needed the shares to raise equity capital. Additionally, it was discovered that the authorized shares had not been properly filed with the State of Nevada. The Company retroactively corrected this issue during the second quarter. Mr. Wilson's shares are represented in the Equity section of the balance sheet as common stock earned but not issued. An adjustment to the 1997 ending retained earnings was recorded to record the compensation expense incurred by the Company

Note 5:  Earnings (Loss) Per Common Share

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

The Company's magnetic and hydraulic-magnetic technologies have been tested and approved by the American Bureau of Shipping and are being used by Louisianna Emergency Response Training facilities in Holden, LA.; Texas A&M Emergency Services Training Institute in College Station, TX; and Transportation Technology Center Emergency Response Training facility in Pueblo, CO. Demand for these products from governmental and industrial sources is largely estimated and while the Company has studied various markets, no assurance can be given that these products can be successfully marketed.

These products have been marketed outside the United States. In future marketing, the Company may be subject to foreign currency fluctuation risks.

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

Note 10:  Business Segments

The Company has five business segments: (a) Manufacture of night sights for handguns, (b) Manufacture of "the Gripper", a patented device used for climbing steel surfaces, (c) Manufacture of an Emergency Magnetic-Hydraulic Sea Patch System (d) Importation and resale of firearms and (e) Manufacture and Distribution of a Tire Sealant product. The majority of the Company's sales are derived from sales of night sights. The other segments sales are not material to these financial statements.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULT OF OPERATIONS

The Company's current revenue is derived from sales of product by its four operating subsidiaries as follows:

1. Innovative Weaponry Incorporated.

Innovative Weaponry Incorporated and its line of P-T Night Sights will always strive to make a great product even better. We therefore utilize the input and suggestions from our vast customer base to constantly enhance and upgrade our sight line. Our talented machinists and gunsmiths can then engineer a product which meets the approval of the shooting public. We have been known for our fixed tritium sights for years. In the 3Q00 we have begun proto-typing adjustable sights for those shooters desiring that particular quality in a sight system. More and more shooters have asked us to develop a durable adjustable sight which isn't cost prohibitive. We feel secure that we have the personnel and manufacturing capability to do just that. Incorporating a complete line of adjustable sights to complement our fixed sights, in 3Q00 we have designed and manufactured some proto-type sights using fiber optic material. Fiber optic utilizes ultra-violet rays and transmits these rays through a tube giving the shooter a phenomenal daytime sight picture. These fiber optic strands come in various colors giving the shooter various choices. Manufacturing both adjustable sights and fiber optic sights would be a logical and easy transition for Innovative Weaponry as everything is in place for a transition such as this to occur.


2. Trident Technologies Corporation.

Trident Technologies Corporation "TTC," acquired a new manufacturing facility (11634 Darryl Drive, Baton Rouge, LA 70815). The building is situated on three lots and consists of a total of 9000 square feet. This move allows for easier access to the industrial sector of Baton Rouge, making day-to-day activities more efficient. The warehouse area will house a machining division as well as all uninstalled kit components and emergency response equipment. The adjoining lots will serve as a complete training facility having all of the scenarios needed to completely train anyone on the use of the Sea Patch, Pro Mag Kits.

After demonstrating the Kits to numerous Industrial Response Personnel, the need has arisen for the Kits to be made out of different materials. We now offer the Sea Patch Kit as well as the Pro Mag Kit in an all stainless steel version, an all carbon steel version as well as the Standard Aluminum/Stainless Steel version. All components are powder-coated and electro-polished giving them superior corrosion resistance as well as cosmetic appeal. The magnets will also come housed in a brass "Sheath" therefore reducing spark.

The Pro Mag Kits have been accepted as both classroom and field training tools at three of the largest HAZMAT training facilities in the world. They are: The Louisiana Emergency Response Training Center in Holden, LA, The Emergency Response Training Program at the Transportation Technology Center in Pueblo, CO, and the Texas Engineering Extension Service, Emergency Services Training Institute at Texas A&M, in College Station, TX. This allows every HAZMAT technician that trains at one of these facilities to train in an actual leak scenario using the Pro Mag Systems.

TTC has increased its sales staff by adding three new salespersons. Ron Gorsline is working the Virginia Beach, VA area, Ed Drew is working the Houston, TX area and Jeff Bailey will be in-house coordinating sales efforts as well as working the industrial sectors. Ron is retired Navy having retired from the SEAL Teams in October 1997. He is working extensively on sales to the Navy, Coast Guard, and Virginia Area Shipping Industry. Ed Drew is retired Coast Guard having spent many years in the Houston area and currently consults for many of the largest shipping companies in the U.S. Jeff Bailey will be joining the sales team in 1Q01. He is currently employed by Nalco/Exxon and has 20 years of sales experience in the petro-chemical industry.

The Response Team successfully stopped an acid leak in the Mississippi River for one of the country's largest inland barge companies. The call was made and within minutes of arrival, the leak was stopped and the situation was under control. The use of the Sea Patch allowed the barge to safely travel up-river and easily off load with no threat to the environment or workers.

TTC has entered into sales agreements with Kirby Inland Marine, BASF Germany, Hammond Louisiana Fire Department as well as Rubicon Chemical. They also have verbal agreements with the Louisiana State Police, Louisiana Department of Environmental Quality, and numerous others as the new 2001 budget goes into place.

TTC will be attending three shows in 4Q00. Those shows are the Fire Chief's Convention in Maui, HI, the Clean Gulf 2000, and the International Workboat Show. Both of the later shows will be held in New Orleans, LA.



3. Griffon USA, Inc.

Griffon USA, Inc. ("Griffon"), imports a .45 caliber semi-auto pistol from Continental Weapons (Pty) located in South Africa. Combat Handguns featured the Griffon pistol in an article appearing in their June issue. The article was well received and generated interest across the country. Guns & Ammo published a feature article in their November issue. We have also advertised in Shot Business, which caters to the firearm business owners.

The Griffon has been well received by numerous gun writers from various magazines. Several independent testing facilities, gun ranges and police departments have evaluated the pistol and recommend it highly. We feel this pistol satisfies a niche market because of its price and features that come as standard equipment, not found on similarly priced competitive models. Standard equipment includes P-T tritium night sights, beavertail grip safety, Commander hammer, aluminum trigger, extended slide shop and thumb safety, full length guide rod, beveled magazine well and Pearce grips.

Griffon USA Inc. will soon be offering both a full size 1911 as well as the Commander version. We also intend to make a Custom version designed for the more discriminating shooter. This particular pistol will be targeted for those individuals demanding a higher degree of fit and finish. These pistols will be built one at a time to the customer's specifications, which may include carry pistols, target pistols and IDPA or IPSIC style race guns. We intend to showcase the Custom Shop pistol at the Shot Show next year in New Orleans.


4. TRADE PARTNERS INTERNATIONAL, INC.

Continuing in 2000, Trade Partners International, Inc. ("Trade Partners") continued to work with William Baylor, formerly a principal of Vee Tubes USA, a bicycle inner tube company, based in Olney, IL. Mr. Baylor is a 25-year veteran in the bike industry.

In August 2000 the company was presented with an opportunity to acquire "Bike Doctor," a privately owned California company. Bike Doctor was established five years ago with sales to a major distributor of bicycle parts and accessories and to regional dealers. The company has signed a letter of intent to acquire "Bike Doctor" with expected completion by year-end 2000. Mr. Bayler is in the process of obtaining information, customer data, meeting with vendors and sales representatives. Bike Doctor has great potential to expand its sales throughout North America and Internationally.


REVENUES

Our primary source of revenue during the three months ended September 30, 2000 continued to be from the sales of PT Night Sights. The political issues surrounding handgun registration and ownership may contribute to a continuing softening of sales. In addition, the U.S. Presidential election outcome may dramatically affect sales in the future either positively or negatively depending on which candidate wins.

Trident Technologies, Inc. currently has a contract with Great Mughal Trade Association (GMTA), for 500 Sea Patches. The first installment of $200,000.00 on the first 100 Sea Patches has been received. The second installment of $200,000.00 is due during the manufacturing phase and the third installment of $200,000.00 is due when the shipment is ready to be shipped.


COST OF SALES

Cost of sales for PT Night Sights and Sea Patch consists primarily of material and labor costs. Cost of goods sold increased during the quarter due to the increased sales of the Sea Patch.

MARKETING AND SALES EXPENSE

During the 3Q00, we spent approximately $40,000.00 on print media, sales, and marketing, to keep our product circulating among gun enthusiasts and those targeted by the Sea Patch. This amount is slightly less than we spent during 2Q00.

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

Through the period ended September 30, 2000, we have incurred operating losses since our inception. To date, our consolidated operations have not been profitable and there is no assurance that they will become profitable in the future.

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

LIQUIDITY AND CAPITAL RESOURCES.

Our cash position, less known commitments and contingencies, plus outside financing received through September 30, 2000, plus cash generated from operations for the balance of fiscal year 2000 should be adequate to fund our on-going operations and to fund the further development of the Sea Patch and ProMag, including any patent applications. Although we should have improved operating results, we will still require substantial additional capital during fiscal 2000 to go into manufacture and marketing the Sea Patch following design modification and testing.

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


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


EXHIBITS

Exhibit 27   Financial Data Schedule (FDS)


REPORTS ON 8-K

During the Company's third quarter ending 9/30/00, the following Current Report was filed on Form 8K: Item 4, Resignation of Accountant, Alvin L. Dahl & Associates, and Item 7, Letter from Alvin L. Dahl attached as exhibit. The date of the event was 08/14/00 and the report was filed with the SEC on 8/21/00. No financials were filed.

During the Company's third quarter ending 9/30/00, the following Current Report was filed on Form 8K: Item 4.appointment of new accountant, Turner, Stone & Company. The date of the event was 09/06/00 and the report was filed with the SEC on 09/07/00. No financials were filed.

During the Company's third quarter ending 9/30/00, the following Current Report was filed on Form 8K: Item 2, Acquisition of Assets of Estate of John Unertl. The date of the event was 09/07/00 and the report was filed with the SEC on 09/07/00. No financials were filed.

Subsequent to the Company's third quarter ending 9/30/00, the following Current Report was filed on Form 8K: Item 2, Acquisition of Assets of Bike Doctor. The date of the event was 09/26/00 and the report was filed with the SEC on 10/02/00. No financials were filed.



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








                                    21ST Century Technologies, Inc.
                                    _______________________________
                                    Registrant



      11/13/00                        /s/ Kenneth E. Wilson
_________________________           _________________________
        Date                        Kenneth E. Wilson