Form 10QSB/A
period 2000-06-30
21ST CENTURY TECHNOLOGIES INC
filed 2000-12-22
CIK 1090870

U. S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                 FORM 10-Q/A
                               Amendment No. 3


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

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K


Exhibit 2.6 Certificate of Amendment to Articles of Incorporation Filed June 12, 2000

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


                                    21ST Century Technologies, Inc.
                                _______________________________________
                                         Registrant


  12-21-00                         /s/ Kenneth E. Wilson
_________                       ________________________________________
    Date                              Kenneth E. Wilson