Form 10QSB/A
period 2000-09-30
21ST CENTURY TECHNOLOGIES INC
filed 2000-12-22
CIK 1090870

U. S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                FORM 10-QSB/A
                                Amendment No.1


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

Innovative Weaponry $     163,080  $     191,648  $     611,425  $    685,179
Trident--Sea Patches      225,000              0        225,000             0
                    -------------- -------------- -------------- -------------

Total Net Sales           388,080        191,648        836,425       685,179

Cost of Sales             225,996        172,121        637,606       489,919
                    -------------- -------------- -------------- -------------

Gross Profit              162,084         19,527        198,819       195,259

General and
 administrative
 expenses                 266,762        151,319      1,235,896       485,486

Depreciation and
 Amortization              28,626         30,901         99,812        92,703
                    -------------- -------------- -------------- -------------

Net Income (Loss)        (133,304)      (162,693)    (1,136,889)     (382,930)

Estimated Income
 Taxes                          0              0              0             0
                    -------------- -------------- -------------- -------------

Net Income (Loss)   $    (133,304) $    (162,693) $  (1,136,889) $   (382,930)
                    ============== ============== ============== =============

Earnings (Loss) Per
 Common Share:
   Basic & Diluted  $      (0.000) $      (0.000) $       (0.02) $      (0.01)





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

Note 2:  Accounts Receivable

On November 6, 1998, Innovative Weaponry received a purchase order from Continental Weapons Ltd for 32,103 Night Sights. Continental was invoiced and a quantity of sights were shipped to South Africa. The balance of the order ( approximately 1,000 sights) has been manufactured and is being held at the Company's manufacturing facility to be installed on the Griffon replica of the Colt 45 as they are received by the Company. The Company is receiving the first 1000 pistols sightless and are invoiced for a pistol without sights.
The receivable is decreased by the number of sights used when they are installed on the pistols and income is credited for the sights installed. Due to Continental's inability to ship the entire 1000 pistol order, the receivable was not decreased materially during 1999. The Continental Weapons invoice remained unpaid as of December 31, 1999; however, the Company negotiated an agreement to sell the receivable for the full invoice value.
The sale was consumated April 1, 2000 to Great Mughal Trade Associates,
Ltd.(GMTA).   GMTA purchased the receivable and the rights to 31,103 Night
Sights for $900,000.00 paying $50,000.00 down and a note for $850,000.00
payable $85,000.00 per month for 10 months.   $900,000 was removed from
Continental's receivable account and was placed in a note receivable-GMTA account as a current asset due with in one year. This is a non-recourse transaction (Griffon has surrendered control and has no obligation to buy the receivable back) and has been accounted for as a secured note rather than the sale of a financial asset under Statement of Financial Accounting Standards No. 125. The night sights which under lie the receivable were valued at the original sales price to Continental for the purpose of the sale of the receivable. The $900,000 sales price represents the balance of the receivable after subtracting the sale of the 1000 night sights installed on the first 1000 pistols. GMTA has the right to repossess the sights and resell them to another purchaser should they be unable to collect from Continental.

                        9/30/00    6/30/00    3/31/00    12/31/99   12/31/98
                        --------  ---------  ---------  ----------  --------
Outstanding Invoice-
 Continental            $ 7,432    $23,422    $923,422   $923,422   $930,987

Receivable-GMTA          $725,000  $815,000

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


                                        For the Quarter Ended Sept 30, 2000
                                       ---------------------------------------
                                       Income        Shares         Per-Share
                                       (Numerator)   (Denominator)  Amount
                                       ------------- -------------- ---------

Income                                  ($133,304)

Basic EPS
Income available to Common Stockholders  (133,304)     52,857,240     $(0.00)

Effect of Dilutive Securities

Common Stock Earned but not Issued                     19,000,000

Diluted EPS

Income available to common  stockholders
    plus assumed conversions            ($133,304)     71,857,240     $(0.00)

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

Note 10:  Business Segments

The Company has five business segments: (a) Manufacture of night sights for handguns, (b) Manufacture of "the Gripper", a patented device used for climbing steel surfaces, (c) Manufacture of an Emergency Magnetic-Hydraulic Sea Patch System (d) Importation and resale of firearms and (e) Manufacture and Distribution of a Tire Sealant product. The majority of the Company's sales are derived from sales of night sights. Segments sales, other than by Trident, are not material to these financial statements.

During the quarter ended Septemeber 30, 2000, Trident received an order from Great Mughal Trade Associates for 500 units of the Sea Patch. The terms of the order included a non refundable advance payment of $225,000.00. $75,000.00 was used to purchase raw materials to manufacture the order. The balance of the payment has been, or will be, used to defray the normal costs of manufacturing and overhead. The profit or loss on this order will not be determined until the fourth quarter of 2000. The revenues from this sale represent 26% and 57% of the Company's annual and fourth quarter revenues, respectively. There were no intersegment revenues or expenses. Since there were no material segment revenues or assets at the 1999 year end, none were reported. This contraxts with $225,000 in revenues and $75,000 in inventory at September 30, 2000.

Note 11:  Working Capital Advances

During the first quarter of 2000, the Company received advances of funds from various individuals. These funds have been or will be used for operating capital funding current operations. All individuals have agreed to receive shares of the Company's common stock as repayment of the advances plus interest thereon. These shares of common stock will be issued by the Company during the quarter ending December 31, 2000.

Note 12: Restatement of Prior Period Financials

As disclosed in Note 4 to these financial statements and more fully disclosed in the December 31, 1999 audited financial statement notes, the Company's Chairman has earned 19,000,000 shares of the Company's common stock under a previous consulting agreement. These shares have not been issued and are noted on the balance sheet as "Common Stock Earned but not Issued." The Retained Earnings Deficit has been increased by $360,000 to reflect the charge to earnings for the periods affected by this charge. The first and second quarter Consolidated Balance Sheets have been restated to reflect this unissued common stock.

                                As Previously Issued       As Restated
                                ---------------------  ---------------------
                                3/31/2000   3/31/1999  3/31/2000   3/31/1999
                                ----------  ---------  ---------   ---------
Stocks Earned, Not Issued            0           0      360,000     360,000
Retained Earnings (Deficit)     (3,553,316) (2,005,066)(3,553,316)(2,365,066)


                                6/30/2000   6/30/1999  6/30/2000   6/30/1999
                                ----------  ---------  ----------  ----------
Stock Earned, Not Issued             0           0      360,000     360,000
Retained Earnings (Deficit)    (3,744,928) (2,044,484) (4,104,928)(2,404,484)

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


During the Company's third quarter ending 9/30/00, the following Current Report was filed on Form 8K: Item 4.appointment of new accountant, Tuner, Stone & Company. The date of the event was 09/06/00 and the report was filed with the SEC on 09/07/00. No financials were filed.

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



                                    21ST Century Technologies, Inc.
                                    _______________________________
                                    Registrant



      12/21/00                        /s/ Kenneth E. Wilson
_________________________           _________________________
        Date                        Kenneth E. Wilson