Form 10QSB/A
period 2000-09-30
21ST CENTURY TECHNOLOGIES INC
filed 2001-01-19
CIK 1090870

U. S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                FORM 10-QSB/A
                                Amendment No.2


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


ITEM 1.   FINANCIAL STATEMENTS

               21st Century Technologies, Inc. and Subsidiaries

                          Consolidated Balance Sheet
                                 (Unaudited)
                                                  Restated
                                              Sept 30, 2000  Sept 30, 1999
                                              -------------- --------------
Assets

Current Assets:
   Cash and cash equivalents                  $     280,601  $      15,478
   Accounts Receivable, Net                         457,390      1,000,859
   Inventories                                      610,099        159,416
   Notes Receivable                                 692,580         55,873
                                              -------------- --------------

Total Current Assets                              2,040,670      1,231,626

Property, Plant, and Equipment, Net                 461,081        201,415

Other Assets, Net                                   535,410        485,511
                                              -------------- --------------
Total Assets                                  $   3,037,161  $   1,918,552
                                              ============== ==============

Liabilities and Stockholders' Equity

Current Liabilities:
   Accounts Payable-trade                     $      59,844  $     123,056
   Accounts Payable-other                            90,356         52,685
   Deferred Income                                  225,000              0
                                              -------------- --------------
Total Current Liabilities                           375,200        175,741

Other Liabilities:
   Working Capital Advances                       1,765,458              0
   Customer Deposits                                      0          5,526
   Notes Payable                                    141,678         67,245
                                              -------------- --------------
Total Other Liabilities                           1,907,136         72,771
                                              -------------- --------------

Total Liabilities:                                2,282,336        248,731

Stockholders' Equity:
   Common Stock, issued 52,857,240 and
    outstanding shares at $.001 par value
    at September 30, 2000                            52,857         40,450
   Paid-in Capital                                4,730,298      3,895,467
   Common Stock Earned, but not Issued              360,000        360,000
   Retained Earnings (Deficit)                   (4,351,602)    (2,585,788)
   Treasury Stock                                   (33,728)       (30,089)
   Stock Subscriptions                               (3,000)       (10,000)
                                              -------------- --------------
Total Stockholders' Equity                          754,825      1,670,040
                                              -------------- --------------

Total Liabilities and Stockholders' Equity    $   3,037,161  $   1,918,552
                                              ============== ==============


See Notes to Consolidated Financial Statements

               21st Century Technologies, Inc. and Subsidiaries

                    Consolidated Statements of Operations
                                 (Unaudited)

                    Restated                      Restated
                    3 Mos. Ended   3 Mos. Ended   9 mos. ended   9 mos. ended
                    Sept 30, 2000  Sept 30, 1999  Sept 30, 2000  Sept 30, 1999
                    -------------- -------------- -------------- -------------
Net Sales

Innovative Weaponry $     163,080  $     191,648  $     611,425  $    685,179
                    -------------- -------------- -------------- -------------
Total Net Sales           163,080        191,648        611,425       685,179

Cost of Sales             150,996        172,121        562,606       489,919
                    -------------- -------------- -------------- -------------

Gross Profit               12,084         19,527         48,819       195,259

General and
 administrative
 expenses                 266,762        151,319      1,235,896       485,486

Depreciation and
 Amortization              28,626         30,901         99,812        92,703
                    -------------- -------------- -------------- -------------

Net Income (Loss)        (283,304)      (162,693)    (1,286,889)     (382,930)

Estimated Income
 Taxes                          0              0              0             0
                    -------------- -------------- -------------- -------------

Net Income (Loss)   $    (283,304) $    (162,693) $  (1,286,889) $   (382,930)
                    ============== ============== ============== =============

Earnings (Loss) Per
 Common Share:
   Basic & Diluted  $       (0.00) $       (0.00) $       (0.02) $      (0.01)





See Notes to Consolidated Financial Statements

               21st Century Technologies, Inc. and Subsidiaries

                    Consolidated Statements of Cash Flows
                                 (Unaudited)
                   For the Nine Months Ended Sept 30, 2000

                                                    Restated
                                                        2000         1999
                                                  ------------- -------------
Cash Flows From Operating Activities:
Net Income (Loss)                                 $ (1,286,889) $  ( 382,930)
Adjustments to reconcile net income to net cash
  provided (used) by operating activities
    Depreciation and Amortization                       99,812        92,703

Change in operating assets and liabilities:
    Accounts receivable                              ( 375,504)        4,196
    Sale of Receivable                                 150,000             -
    Deferred Revenue                                   225,000             -
    Inventory                                         (260,974)         (440)
    Other non-current assets and liabilities, net      (75,205)        5,817
    Accounts payable                                  (118,249)     (136,465)
                                                  ------------- -------------
Net Cash Provided (Used) by Operating Activities    (1,642,009)     (417,119)

Cash Flows From Investing Activities:
    Purchase Equipment                                (333,642)       14,101
                                                  ------------- -------------
Net Cash Provided (Used) by Investing Activities      (333,642)       14,101

Cash Flows From Financing Activities:
    Working Capital Advances                         1,765,458             -
    Increase/(Decrease) in long-term debt               68,268       (74,663)
    Sale of stock and subscriptions received           310,712       482,038
                                                  ------------- -------------
Net Cash Provided (Used) by Financing Activities     2,144,438       407,375
                                                  ------------- -------------

Net Increase(Decrease) in Cash & Cash Equivalents      168,787         4,357
Cash and Cash Equivalents at Beginning of Period       111,814        11,121
                                                  ------------- -------------

Cash and Cash Equivalents at End of Period        $    280,601  $     15,478
                                                  ============= =============




See Notes to Consolidated Financial Statements

               21st Century Technologies, Inc. and Subsidiaries

               Consolidated Statements of Stockholders' Equity

                   For the Nine Months Ended Sept 30, 2000

                                 (Unaudited)

                                   Restated

                           Common     Paid-in     Retained    Treasury  Stock       Stock
                            Stock      Capital    (Deficit)    Stock    Subscribed  Earned     Total
                          --------- ------------ ------------ --------- ---------- ----------- ------------
Balance December 31, 1999 $ 50,083  $ 4,420,260  $(3,064,715) $(31,628) $(79,700)  $  360,000  $ 1,654,300

Sale of Stock                2,774      310,038            -    (2,100)        -            -      310,712

Subscriptions Received           -            -            -         -    76,700            -       76,700

Net Income (Loss)                -            -   (1,286,889)        -         -            -   (1,286,889)
                          --------- ------------ ------------ --------- --------- ------------ ------------

Balance Sept 30, 2000     $ 52,857  $ 4,730,298  $(4,351,602) $(33,728) $ (3,000) $   360,000  $   754,825
                          ========= ============ ============ ========= ========= ============ ============






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

                                As Previously Issued       As Restated
                                ---------------------  ---------------------
                                3/31/2000   3/31/1999  3/31/2000   3/31/1999
                                ----------  ---------  ---------   ---------
Stocks Earned, Not Issued            0           0      360,000     360,000
Retained Earnings (Deficit)     (3,553,316) (2,005,066)(3,553,316)(2,365,066)



                                6/30/2000   6/30/1999  6/30/2000   6/30/1999
                                ----------  ---------  ----------  ----------
Stock Earned, Not Issued             0           0      360,000     360,000
Retained Earnings (Deficit)     (3,744,928) (2,044,484)(4,104,928)(2,404,484)

Note 13:  Restatement of September 30, 2000 Financials

During the third quarter of fiscal 2000, Great Molgul Trade Associates made a non refundable prepayment on the purchase of 500 sea patches from Trident. Since the prepayment was non refundable in the event that Great Molgul elected not to take delivery of this order, the Company recorded the prepayment as revenue in the third quarter. These financial statements have been restated to reclassify the prepayment as deferred revenue. The Company will recognize these revenues as the patches are delivered, in proportion to the total sea patch kits to be purchased under the contract as a whole.


                                           As previously issued  As Restated
Balance Sheet:
--------------
Inventories                                $   535,099           $   610,099
Deferred Revenue                                     0           $   225,000
Retained Earnings (Deficit)                $(4,201,602)          $(4,351,602)
Stockholders' Equity                       $   904,825           $   754,825



Statement of Operations:  3 months ended 9/30/00    9 months ended 9/30/00
------------------------  ----------------------    ----------------------
                          As                        As
                          previously    As          previously    As
                          Issued        Restated    Issued        Restated
                          ------------- ----------- ------------- -----------
Total Sales               $   388,080   $  163,080  $   836,425   $   611,425
Cost of Sales             $   225,996   $  150,996  $   635,606   $   562,606
Gross Profit              $   162,084   $   12,084  $   198,819   $    48,819
Net Income                $  (133,304)  $ (283,304) $(1,136,889)  $(1,286,889)
Earnings(Loss) per share  $     (0.00)  $   ($0.00) $     (0.02)  $     (0.02)

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

Trident Technologies, Inc. currently has a contract with Great Mughal Trade Association (GMTA), for 500 Sea Patches. The contract specifies a non-refundable payment of $200,000.00, a second installment of $200,000.00 during the manufacturing process and a third installment payable when the order is complete and ready to ship. The first installment of $200,000.00 was received in three wire transfers of $75,000.00 each totaling $225,000.00. This included $25,000.00 to apply against the second installment.


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



                                    21ST Century Technologies, Inc.
                                    _______________________________
                                    Registrant



      01/16/01                        /s/ Kenneth E. Wilson
_________________________           _________________________
        Date                        Kenneth E. Wilson