Form 10QSB/A
period 2000-09-30
21ST CENTURY TECHNOLOGIES INC
filed 2001-01-22
CIK 1090870

U. S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                FORM 10-QSB/A
                               Amendment No. 3


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

During the quarter ended Septemeber 30, 2000, Trident received an order from Great Mughal Trade Associates, or GMTA, for 500 units of its Sea Patches. Under the terms of the contract, GMTA will pay Trident $600,000.00 for delivering the first 100 units. GMTA will pay a non-refundable advance payment of $200,000.00 at the time it places the order, a second installment of $200,000.00 during the manufacture of the units, and a final payment of $200,000.00 when Trident delivers the units. In September 2000,

Trident received a non-refundable advance payment of $225,000.00 from GMTA. The amount was recorde as deferred revenue on the balance sheet, and will be recognized as revenue when we have fulfilled our obligation under the contract. The second installment payment will be reduced by $25,000.00 received in excess of the scheduled advance payment.

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


Note 13:  Restatement of September 30, 2000 Financials

During the third quarter of fiscal 2000, Great Molgul Trade Associates made a non refundable prepayment of $225,000.oo on the purchase of 100 sea patches from Trident. Since the prepayment was non refundable in the event that Great Molgul elected not to take delivery of this order, the Company recorded the
prepayment as revenue in the third quarter.   These financial statements have
been restated to reclassify the advance payment as deferred revenue. The Company will recognize the amount as revenue when the patches are delivered and it has no further obligations under the order. The Company expects to receive an additional $400,000.00 as payment on this order, and will account for these payments in a similar manner.


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

During the quarter ended September 30, 2000, Trident received an order from Great Mughal Trade Associates, or GMTA, for 500 units of its Sea Patches. Under the terms of the contract, GMTA will pay Trident $600,000 for delivering the first 100 units. GMTA will pay a non-refundable advance payment of $200,000 at the time it places the order, a second installment of $200,000 during manufacture of the units; and a final payment of $200,000 when Trident delivers the units. In September 2000, Trident received a non-refundable advance payment of $225,000 from GMTA. The amount was recorded as deferred revenue on the balance sheet, and will be recognized as revenue when we have fulfilled our obligation under the contract. The second installment payment will be reduced by $25,000 received in excess of the scheduled advance payment.

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



                                    21ST Century Technologies, Inc.
                                    _______________________________
                                    Registrant



      01/18/01                        /s/ Kenneth E. Wilson
_________________________           _________________________
        Date                        Kenneth E. Wilson