Form 10KSB
period 2000-12-31
21ST CENTURY TECHNOLOGIES INC
filed 2001-04-12
CIK 1090870

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-KSB

OMB APPROVAL
OMB Number: 3235-0420
Expires: April 30, 2003
Estimated average burden
hours per response: 294.00


IXI ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2000

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from
          _____________________to______________________

                                        Commission file number
000-29209

                21st  CENTURY TECHNOLOGIES, INC.
         (Name of small business issuer in its charter)

                Nevada                             48-111056
    (State or other jurisdiction of            (I.R.S. Employer
           incorporation or                   Identification No.)
             organization)


           5050 East Belknap                       76117
           Haltom City,  TX                     (Zip Code)
    (Address of principal executive
               offices)


Issuer's telephone number (817) 838-8011

 Securities registered under Section 12(b) of the Exchange Act:
                              NONE


 Securities registered under Section 12(g) of the Exchange Act:
              $0.001 PAR VALUE COMMON VOTING STOCK


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part 11I of this Form 1 O-KSB or any amendment to this Form I0-KSB. [X]

State   issuer's  revenues  for  its  most  recent  fiscal  year:
$1,060,698.

The aggregate market value of the voting common equity, 81, 756,886 shares (there being no non-votinf common equity) held by non-affiliates, computed by reference to the price at which the common equity was sold on April 9, 2001 (.23 a share) was $18, 804,083.78.

The number of shares issued and outstanding of the issuer's only class of common equity as of February 23, 2001 was 84,323,586.

               DOCUMENTS INCORPORATED BY REFERENCE
                              None.

   Transitional  Small  Business Disclosure Format  (Check  one):
   Yes _____ No X



                        Table of Contents

                             PART I

Item 1:     Description of Business
Item 2:     Description of Property
Item 3:     Legal Proceedings
Item 4:     Submission of Matters to a Vote of Security Holders

                             PART II

Item 5:     Market for Common Equity and Related Stockholder
Matters
Item 6:     Management's Discussion and Analysis or Plan of
Operation
Item 7:     Financial Statements
Item 8:     Changes In and Disagreements with Accountants


                            PART III

Item 9:     Directors, Executive Officers, Promoters and Control
Persons
                   Compliance with Section 16(a) of the Exchange
Act
Item 10:    Executive Compensation
Item 11:    Security Ownership of Certain Beneficial Owners and
Management
Item 12:    Certain Relationships and Related Transactions
Item 13:    Exhibits and Reports on Form 8-K


                   FORWARD-LOOKING STATEMENTS

With the exception of historical information, the matters discussed in this Annual Report on Form 10-KSB include "forward-looking statements" within the meanins of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements other than historical information or statememnts of current condition. some forward-looking statements may be identified by the use of thee terms "expects," "anticipates," "estimates," "believes," "plans" and words of similar meaaning. These forward-lookingstatements relate to the Company's business plans, programs, trends, anticipated results of future operations, funding of future growth, acquisition plans and other matters. In light of the risks and uncertainties inherent in all projected matters, the inclusion of foreward-looking statements in this Form 10-KSB should not be regarded as a representation by the Company or any other person or entity that any stated objectives or plans would be realized. Revenues, earnings and results of operations are difficult to forecast and could differ materially from those projected in forward-looking statements. Actual results could differ from those projected in any forward-looking statements for, among other reasons, increased competition from new or existing competitors, changes in any applicable government regulations, the Company's failure to manage growth and integrate businesses acquired or to be acquired, and the Company's faiure to attract or retain key employees. readers are cautioned notto place undue reliance upon any forward-looking statements made herein, or incorporated by reference herein, or in any document or statement referring to this Form 10-KSB.

                             PART I

Item 1. Description of Business.

(a)  Business development.

21st Century Technologies, Inc. ("the Company") is a Nevada corporation. The Company merged into a "public shell" (formerly First National Holding Corporation) after acquiring certain assets of Innovative Weaponry, Inc., a debtor in bankruptcy, and commenced trading on June 1, 1995. The name of the Company was changed from InnovativeWeaponry, Inc. to 21st Century Technologies, Inc.on September 25, 1995. The authorized capital of the Company is 200,000,000 shares of common voting stock par value $.001 per share. The Company has issued 84,323,586 shares effective February 23, 2001 and on a fully diluted basis 103,323,586 shares.

(b)  Business of issuer.

Subsidiaries, their products and services, and markets.

The Company had seven subsidiaries at the end of the reporting fiscal year:

1. Innovative Weaponry Inc.

Innovative Weaponry is a manufacturer of tritium products available in night sights and other "night seeing" sights in the weapons industry. Both military and private gun owners currently purchase tritium based night sights with additional applications currently under research and development. The Innovative Weaponry products feature multi-color tritium sights with the front sight brighter than the rear sight thereby enhancing low light sighting. Innovative Weaponry products have been sold to original equipment manufacturers, certain members of the United States military (including two Navy Seal Teams and, United States Customs, Drug Enforcement, Fish and Game, and state and local police departments nationwide. Specifically, the Texas Department of Public Safety purchased five thousand (5,000) sets of sights to equip the patrol officers. Two Navy Seals teams purchased five hundred (500) sets of sights to equip the teams' hand guns. The United States Army received one hundred (100) sets of sight for testing. H & K purchased seven thousand (7,000) sets of sights for resale. During the past several years the company has outfitted numerous state and local police departments through out the United States with PT Night Sights on their officers hand guns.

Innovative Weaponry sells under the federal trade mark protected name "PT Night Sights"TM a multi-color 3-dot night sight using the radioactive isotope "tritium" in encapsulated form to provide light in low light and no light situations. The Company's competition is (1) Ultimate Weapons Systems selling under the trade name "Trijicon"; (2) Meprolight; and (3) Trilux. Each of these companies is private and no public sales figures are available. We have the smallest market share of all of our competitors.

Tritium, is a radioactive product, which is highly regulated by the U.S. Nuclear Regulatory Commission ("NRC"). Innovative Weaponry is licensed with the NRC to import "tritium" in connection with the manufacture of its night sights. Innovative Weaponry is a New Mexico corporation and is 100% owned by the Company.

Innovative Weaponry continues the business of Innovative Weaponry, Inc., a New Mexico corporation, which filed a Chapter 11 bankruptcy plan in the U.S. Bankruptcy Court for the District of New Mexico on August 26, 1994. Key to the business is the use of the radioactive isotope "tritium" which is luminescent (i.e. tritium glows in low and no light environments.)

2. Trident Technologies Inc.

Trident Technologies Corporation ("Trident"), a manufacturer of the Gripper (a magnetic climbing device worn on the hand and feet), the Sea Patch formerly called the Underwater Seal and the Pro Mag. Trident is a Nevada corporation and is 100% owned by the Company. The Sea Patch is a magnetic "cam-on/cam-off" device used to seal leaks in the metal hulls of ships with both disaster and environmental markets. 1998, Trident redesigned the Sea Patch when it was introduced at the Ship Repair and Conversion Exhibit '98 in London, England

The magnetic technology utilized by Trident is licensed from the Los Alamos National Laboratory ("Los Alamos National Lab") in Los Alamos, New Mexico. The license is set-forth in a "Limited Exclusive Patent License Agreement Between The Regents of the University of California and Trident Tehcnologies Corporation for Seal Device for Ferromagnetic Containers" (Los Alamos Control Number 97-41-00226.)

The Gripper was invented at the Los Alamos National Lab at the request of the United States Department of Defense. The
technology   transfer  from  Los  Alamos  Lab  to   Trident   was
facilitated through Trade Partners International, Inc. The founder and President of Trade Partners was Dr. Thomas E. Murphy who is a recognized national expert in the field of special operations, paramilitary, and counter-terrorist operations and activities. Trident holds an exclusive worldwide, all applications license to commercially exploit the technology.

The Grippers are "worn" on hands and feet to enable the user to climb or traverse any steel surface. It is a lightweight magnetic device (each Gripper weighs only 1.5 pounds) that attaches to any ferromagnetic material-iron, steel, or their alloys. It fastens smoothly to a surface and can be attached or detached with only one hand or foot. Using a set of Grippers (i.e. two devices on the hands and two on the feet) the user can climb a vertical surface, releasing and repositioning the Grippers as he ascends. Wearing Grippers, a person can move up, down, or sideways with relative ease.

The Gripper technology is patented in the United States with potential applications in such areas such as bridge inspection, tank inspection, underwater welding on ship's hulls, underwater inspection of off-shore oil rigs structural support towers, ship's hull inspections, coating inspections, emergency repairs on ship's hulls, etc.

The Sea Patch is also under developmental license from the Los Alamos National Lab. The technology is based on a patented magnetic-hydraulic means of implementing emergency ship, storage container, pipeline and other repairs where surface integrity has been breached as in the case of a rip or tear to a ship's hull. This technology poses a new approach to resolving a problem having high public visibility due to the extensive environmental focus on hazardous chemical and oil spillage in the environment from pipelines, storage containers, railroad cars and marine transport vessels.

This   technology  utilizes  certain  aspects  of  the  "Gripper"
magnetic   pack  and  cam-on-cam  off  technology  to  attach   a
compression Patch to tears, stress fractures and punctures in a ship's hull above or below the waterline.

The  Pro Mag is designed to stop leaks on rail cars, tankers  and
pipeline.   The  Pro Mag can be applied to rounded  surfaces  and
corners, as well as other applications.

Trident anticipates that sales of its products will be to private industry, including the maritimeand salvage industries, as well as governmental entities.

3. Griffon USA, Inc.

Griffon USA, Inc. ("Griffon"), is an importer and licensee of Continental Weapons (Pty), Inc., a South African manufacturer of a replica 1911 Colt 45 sidearm, rifles and other guns. Griffon is regulated by the U.S. Bureau of Alcohol, Tobacco and Firearms. Griffon is a Nevada corporation and is 100% owned by the Company.

4. CQB Armor, Inc.

CQB Armor, Inc. ("CQB Armor"), is a Nevada corporation 100% owned by the Company. CQB Armor was formed for the purpose of acquiring a line of soft and hard body armor for the military, law enforcement, and private protection services. The acquisition failed to close due to financial terms and CQB Armor has remained inactive. The Company has no current plans to activate CQB Armor.

5. Trade Partners International, Inc.

Trade Partners International, Inc. ("Trade Partners") was not actively engaged in any trade or business, acting solely as a technology transfer facilitator of the magnetic technology license from the Los Alamos Lab, until October 15, 1999, when it entered into a Memorandum Agreement with FinnCo Manufacturing, LLC, a privately owned corporation based in South Africa. Under the terms of the distribution agreement, Trade Partners has the right to distribute a mono-ethylene glycol and water based product used to prevent punctures in tube and tubeless tires (the "sealant") exclusively in the U.S., Canada, Caribbean, India and Mexico for a ten-year initial period subject to extension. Trade Partners is a Nevada corporation and is 100% owned by the Company.

6.  Hallmark Human Resources, Inc.

Hallmark was incorporated as a Nevada corporation on October 9, 2000. It is wholly owned by the Company. It commenced business effective January 1, 2001. Hallmark was established to operate as a Professional Employer Organization ("PEO"), more commonly known as an employee leasing company. PEO's hire the employees of an existing business and then lease the employees back to the company. This relieves the company of much of the "red tape" associated with maintaining permanent employees, and provides reduced administrative expense, workers' compensation premiiums and similar costs due to the benefits of an economy of scale. Similarly, employees are afforded reduced costs for medical coverage, child care and other benefits.

Prior  to  Hallmark's creation, the Company and its  subsidiaries had used the services of another PEO at acost of
approximately  $4000.00 a month. Hallmark has  now  assumed  this
role.   Hallmark  intends to agressively market its  services  to
other employers in the current fiscal year.

7.  Unertl Optical Company, Inc.

Unertl was incorporated as a Nevada corporation on October 9, 2000. It is wholly owned by the Company. Unertl has purchased the assets of the former John Unertl Optical Company, Inc. of Mars, Pennsylvania, a long time manufacturer of high quality rifle scopes and optical equipment. The purchase price for the assets of the John Unertl Optical Company, Inc. was $250,000.00. Under the Asset Purchase Agreemdent, it was originally agreed that the Company would also purchase the Seller's building locatred in Mars, Pennsylvania for an additional $300,000.00.
The parties later agreed to delete this portion of their agreement. Unertl is known primarily for its "Marine Corps" scope. The John Unertl Optical Company, Inc. had received a large number of individual requests for this highly regarded scope over the years which it was unable to fullfill, since it had ceased manufacturing new product. The new Unertl Optical Company, Inc. has contacted many of the individuals who requested scopes, and plans to build scopes to fill the remaining requests, utilizing as much as possible the large inventory of Unertl scope parts and raw materials that it acquired in the purchase of the business. Unertl also intends to seek contracts with the military and governmental agencies.


Distribution Methods of the Products or Services.

The Company's distribution methods vary with each subsidiary. The Innovative Weaponry, Griffon and Trade Partners subsidiaries sell their products and services through a combination of (1) direct sales, (2) sales throuigh distribution agents, and (3) sales through manufacturers and supply houses. It is anticipatred that Unertl will utilize similar distribution methods. The distribution of Trident products will utilize both direct sales and agency representation, and will be directed to the private sector, such as the maritime shipping, salvage and repair industries, and the governmental sector, both domestic and foreign. The nature of a Professional Employer Organization is such thst Hallmark's services will be provided directly to private employers.

Competitive Business Conditions.

The Company, particularly with regard to its Innovative Weaponry, MMC and Griffon subsidiaries, depends on the quality of its products and a discounted pricing strategy in comparison to its competitors. The risk associated with this strategy is that a seller must operate at a lower profit margin to gain market share. The demand for the Innovative Weaponry line of tritium enhanced gun sights has grown in part due to increased marketing efforts as well a expanded crime prevention and discretionary equipment funding by both federal and state law enforcement agencies. Although handgun regulation is a highly politicized issue subject to increased public sector and governmental scrutiny, the company does not believe that this scrutiny is directed toward the military and law enforcement sectors which have comprised the majority of Innovative Weaponry sales to date.

Innovative Weaponry is one of only three U.S. manufacturers who use tritium gun sights. Innovative Weaponry is currently the only importer of tritium from South Africa. Its two competitors import from either Swizterland or Canada where they enjoy exclusivity. The license to import tritium is issued by the U.S. Nuclear Regulartory Commission. This license confers competitive advantate in that any new manufacturer of gun sights would need to obtain regulaory approval to import tritium. Although it is possible that a new manufacturer could obtain the necessary license to import tritium in order to compete with Innovative Weaponry, the issuance of the license could delay market enrty thereby providing the Company with a slight competitive advantage.

PT Night Sights (TM) represents a narrow market segment for gun users who desire help in alleviatin the poor level of accuracy in low light conditions. PT Night Sights (TM) are sold primarily to the military, sportsmen, law enforcement, government agencies and gun enthusiasts, and there do not have wide appeal to all gun users.

Innovative Weaponry ws the first manufacturer in the United States to introduce the multi-colored 3-dot design for tritium enchanced gun sights. Innovative Weaponry provides custom work (although it is often time consuming and with narrow profit margins) for a broad line of guns and offers a 15 year warranty on its products as a means of providing extra services to its customers. Its two competitors when surveyed offered only limited custom work and warranties of 10-12 years on their tritium night sights.

The magnetic technology utilized by Trident is licensed from Los Alamos national Lab and, therefore, competitors would have to replicate the technology in such a manner as not to infringe
upon  the  aforesaid  intellectual  property.   The  market   for
Trident's products have been relatively untested to date. The future growth of Trident will depend on the acceptance of its products. As the market for Trident's products expands it can be expected that competitors will seek to introduce alternative products. Trident will seek to differentiate its products upon superior design, functionality and customer support.

The  maritime  industry  represents the largest  market  for  the
Gripper  and  Patch.   In  conjunction  with  maritime  insurance
carriers, dry dock repair salvage operators, Trident will be able to offer its technology to the maritime industry.

Trident has submitted the Sea Patch to the American Bureau of Shipping classificiation. The American Bureau of Shipping is one of the world's largest ship classificiation societies. The primary purpose of American Bureau of Shipping is to determine the structural and mechanical fitness of ships and other marine structures for their intended purpose. It does this through a procedure known as classification. Classification involves the establishment and administration of standards, known as Rules, for the design, construction and operational maintenance of marine vessels and structures. As a not-for-profit and non-governmental organization, American Bureau of Shipping acts as a self-regulating agency to the international marine industrym, with the mission of promoting the safety of life, property, and natural environment.

The Griffon subsidiary faces strong competition from establishing handgun manufacturers who have established name brand identity and a strong following. Griffon believes that the suggested retail price of $450 for 1911 Colt 45 replica will enable it to penetrate market share since similar equipped hand guns are priced in the range of $600 per gun. In addition, the Griffon 1911 Colt 45 replica will come with the added feature of having affixed a PT Night Sight (TM) (which is manufactured by its sister subsidiary, Innovative Weaponry), other custom up-grades (such as gun handle), and an optional leather holder. The Company believes that all of the custom features will help differentiate the Griffon's product in the eye of the consumer. In addition, Griffon will beneift from its ability to cross sell existing customers of Innovative Weaponry (who have already established themselves as satisfied customers of the Company).

The Trade Partners subsidiary will face strong competition from a number established sealant companies. However, the unique properties of the sealant make it "water friendly" giving it an advantage over sealant that tend to clump when exposed to moisture. Trade Partners will demonstrate its sealant at trade shows and seek to penetrate large distribution channels such as established chain stores and outlets. Trade Partners enjoys a 10-year exclusive on the sale of the tire sealant.

Patents,  Trademarks, Licenses, Franchises,  Concession,  Royalty
Payments or Labor Contract

The Innovative Weaponry subsidiary has a license from the Nuclear Regulatory Commission to import "tritium" a radioactive isotope from South Africa. Currently, Innovative Weaponry is importing 100% of its "tritium" from suppliers in South Africa.

The Trident subsidiary has an exclusive Los Alamos National Lab license granted through Trade Partners to use patented and trade secret protected magnetic techology used in the Gripper, Sea Patch and Pro Mag. The License Agreement was originally valued at $75,000. Subsequently, it was re-negotiated and the Company acquired all of the common stock of Trade Partners in a Type B reorganization.

Trident, as sub-licensee, is obligated to pay a royalty fee of 8.0% on income (as defined in the License Agreement) of products sold using the patented technology. Further, Trident is to pay an annual maintenance fee which will be $24,000 for the remaining year so the License Agreement. All royalty fees paid during a specific year are to be credited to that year's maintenance fee and the maintenance fee requirement is considered met if the royalty payments during a License Agreement year are equal to exceed the requried maintenance fee.

The Griffon subsidiary has an exclusive import license granted to it by Continental Weapons International (Pty) Ltd. of South
Africa  who  manufactures the 1911 Colt 45  replica.   The  South
Africa manufacturer charges Griffon a flat rate on goods purchased based on volume of sales and other marketing considerations. Prices are inclusive of all payments and there is no separate license or royalty payment due on Griffon's purchases.

Need   for   Governmental  Approval  of  Principal  Products   or
Services.

The Company is currently regulated by three agencies of the United States and by the Department of Health of the State of Texas in connection with its activities involving firearms and "tritium", a radioactive isotope gas. These agencies are the Bureau of Alcohol, Tobacco and Firearms (the "ATF"); the Nuclear Regulatory Commission (the "NRC"); the Occupational Health and Safety Administration ("OSHA") and the State of Texas.

The ATF regulates the import and sale of firearms by Innovative Weaponry and Griffon. The NRC regulates the importation of "tritium" and its use in the manufacture of PT Night SightsTM. Each of these agencies has respectively granted Innovative Weaponry and Griffon all necessary permits, licenses and/or grants of authority to transact business. Substantial rules and regulations control the manner in which Innovative Weaponry and Griffon transacts business in firearms and Innovative Weaponry uses "tritium". Innovative Weaponry and Griffon are required to maintain required books and records in connection with their firearms business and are subject to onsite inspection by these

Both the Innovative Weaponry and MMC subsidiary will continue to need ATF approval to continue to do business and Innovative Weaponry will also require continued NRC approval. The Griffon subsidiary will continue to need an import license from the ATF in order to continue its business. The grant of these licenses from governmental agencies is subject to certain record requirements, periodic inspections, and timely reporting. If Innovative Weaponry, MMC or Griffon failed to comply with these requirements, it is possible that the responsible government agency cold cancel, suspend, or qualify those companies right to do business in regulated fields.

Effect   of  Existing  or  Probable  Government  Regulations   on
Business

Currently, the existing regulations of the ATF and NRC impact upon the Company's business with respect to the Innovative
Weaponry subsidiary and the ATF with respect to the Griffon and MMC subsidiaries.

The Company believes that there is a push towards legislation mandating a type of lock on firearms as a safety measure. In addition, there may be an attempt by both the public and private sectors to hold firearm manufacturers liable for damages caused by a criminal who while committing a crime using a firearm to cause harm or death. Class actions in the asbestors, breast implant and cigarette industries are examples of this type of litigation.

Class action litigation against handgun manufacturers by Attorney Generals of various states, municipalities and federal governmental agencies has been initiated against well-known manufacturers such as Colt Industries, Inc. As a result, many hand gun manufacturers are being forced to defend multimillion dollar lawsuits seeking damages for personal and property damages caused by the illegal use of hand guns by criminals. These class actions are in the very early stages of litigation and it is uncertain whether these actions will go forward to trial. If these class actions are not settled their impact on gun manufacturers and distributors could result in monetary judgments that could effectively bankrupt these entities. Although the regulation of the ownership of fire arms, including hand guns, is protected by the Bill of Rights of United States Constitution, hand gun manufacturers may be unsuccessful in defending themselves or getting judgments overturned on appeal.

We distribute handguns through our Griffon subsidiary as opposed to being a manufacturer. To date, sales of Griffon's line of replica handguns has been limited to less than 500 Colt 45 1911 replicas. We are currently evaluating the likelihood of future class action litigation and future sales to determine how we will continue, if at all, in the distribution of the Griffon line of hand guns. For example, we could limit our sales to police, military and governmental customers. If we were to stop selling the Griffon line of hand guns entirely, we believe that it would have a minimal impact upon the Company overall since Griffon sales accounted for less than ten percent of the Company's total sales during the most recent fiscal year. We are currently reviewing our strategy to determine the best course of action.

The Company believes that any such legislation or litigation would have no impact on Innovative Weaponry, MMC or the Company's other subsidiaries since they do not manufacture or distribute
handguns.   However, IWI is highly regulated in its  importation.
storage, and distribution of the radioactive gaseous tritium. Tritium, as a commodity, is supplied by various countries, including Canada, Russia, South Africa, and Switzerland. Tritium is a radioactive isotope of hydrogen and is highly regulated to prevent over-exposure which can be dangerous and even life threatening to humans. Tritium emits low energy beta particles and almost no gamma rays transforming itself simultaneously into helium. This process is called radioactive decay and proceeds at
an  unalterable  rate  for each type of radioisotope.   The  time
required for a radioactive isotope to decay is half of its original strength or to lose half of its activity is called "half-
life".  Tritium  decays  with a half-life  of  12.3  years.   The
conventional  unit of measurement of radioactivity is  the  Curie
(symbol  Ci)  (3.7 x 10 disintegration per second).   The  newer,
S.l.,  Unit  is the Becquerel (symbol Bq)  (1 disintegration  per
second)   .    Ionizing  radiation  is  part   of   our   natural
surroundings. The natural sources of radiation include: minerals in the earth; radioactive gasses in the air; cosmic rays from outer space and the sun. All of these sources are referred to as "natural background" radiation. Some manufactured products, such as building materials and luminous paints, as well as, our food and water, contain small quantities of radioactive material. Also, for many years, x-rays have been used for medical purposes.

When a person is exposed to radiation, some of it is absorbed by the body causing ionization of molecules of tissue. The amount of radiation that is absorbed is measured as a "radiation dose". Two units of dose measurement are currently in use. The conventional unit is the "rem". The other unit is Sievert (Sv) with 1 Sv equal to 100 rems. In terms of strength, 1 rem and 1 Sv are relatively large doses of radiation. It is more usual to refer to millirem (abbreviated as mrem), which represents one-thousandth of a rem and a milliSiever or mSv.

In everyday life, we are exposed to different sources of radiation as follows:

Natural Background         1 to 3.5  msv per year
Medical x-Ray                 0.002  mSv per year
Chest                          0.06  mSv per year
Skull                          0.20  mSv per year
Spinal Column                  1.30  mSv per year
Upper GI                       2.45  mSv per year
Abdomen                        0.55  mSv per year
Barium Enema                   4.05  msv per year
Pelvis                         0.65  mSv per year
Bone Fracture                  0.01  mSv per year
Tritium Encapsulated          0.001  mSv per year or less

The Company has insurance coverage as follows: $10 million face, $1 million radioactive liability policy, $1 million per instance, $1 million product liability, $5 million gun, and general liability. The Company does not believe that it is subject to environmental or personal injury liability with respect to exposure to its "tritium" based product used in gaseous form to light devices (even assuming the destruction of the encapsulated tritium in its entirety). Nonetheless, the Company maintains strict safety guidelines in the handling, storage and manufacture of its tritium products. IWI has passed all of its NRC and State of Texas tritium audits for each of its years of operation.

Research and Development.

The  Company  currently  has no research and  development  group.
Periodically, we make refinements to our products on a line production basis.

Number of Employees.

As of the close of the reporting period, the Company had approximately forty five employees, all of whom were full time.

Item 2. Description of Property.

Fort Worth, TX.

As of December 31, 2000, the Company leased 4,000 square feet consisting of executive, manufacturing, and storage space at 2513 East Loop 820 North, Fort Worth, Texas 76118 at a monthly lease charge of $2,400. As lessee, the Company has made substantial leasehold improvements to the space. The space is divided into an executive office suite; mail room; manufacturing facility; tritium storage vault; tritium curing and assembly line; raw materials storage; and employee cafeteria. The cost of these improvements is subject to depreciation expense adjustments over the lease term. At the termination of the lease on December 31, 2000 (subject to renewal), the Company will not be able to recover the cost of these improvements. In addition, the Company owns certain manufacturing equipment (drill presses, grinders, cutters and computer lathes), raw materials for the manufacture of product, product inventory, general business equipment, furniture, and related office supplies.

Santa Ana, CA.

As of December 31, 2000, the Company leased 3,000 square feet consisting of manufacturing and storage space at 3040 Halladay, Unit A, Santa Ana, CA 92705. The lease is for five years at $0.63 per square foot with monthly rent of $1,890 per month. The Santa Ana facility produces PT Night Sights and tritium enhanced fiber optic sights. The facility is equipped with two Bridgeport computer numerical control milling machines; one Bridgeport milling machine; one band saw; one parts grinder; one parts tumbler, and parts inventory. Currently, the facility employs two machinists with employment capacity for six. The facility will operate on three shifts of eight hours each.

Denham Springs, LA.

As of December 31, 2000, the Company leased 1,000 square feet consisting of executive office space and storage space at 1810 South Range Avenue, Suite 3, Denham Springs, LA 70726. The lease is for six months at $600.00 per month. The office is equipped with Sea Patch demonstration equipment including a 5"xl5'Sea Patch, computer, Dillon ED 2000 Dynometer to measure pull force, a fluid pressure displacement pump to measure back pressure, and a Pace American single axle enclosed trailer for on site demonstrations of the Sea Patch.

Purchase of New Building

As of December 31, 2000, the Company was negotiating for the purchase of a larger facility located at 5050 East Belknap, Haltom City, Texas, 76117. The property consists of 38,512 square feet of office, warehouse and production facilities located on 2.38 acres of land.

The purchase price for the property is $850,152.20. The Company originally intended to fund the purchase entirely through an SBA loan through Chase Manhatten Bank. After the purchase contract was finalized on January 11, 2001, the Company was advised that additional approval for the loan was required since it was an SBA loan. In order to avoid delay in closing, the Company obtained an interim loan to fund the purchase from a private investor, eith the intent of repaying this loan at such time as the SBA loan is closed. The Company closed on the purchase of the new property on February 15, 2001. As of March 1, 2001, the Company has consolidated most of its subsidiaries at the new property and has closed the IWI manufacturing facility in Santa Ana, California.

Item 3. Legal Proceedings.

The Company is not a party to any material pending legal proceeding, other than routine litigation incidental to its business, and claims fordamages tht do not exced ten percent of the Company's current assets.

Further, to the knowledge of management, no director or executive officer is party to any action in which he or she has any interest adverse to the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company submitted no matters to a vote of security holders during the period.

                          PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock is traded over the counter and quoted on the OTC
NASDAQ Electronic Bulletin Board under the Signal "TEXN."

Trading  was  temporarily suspended              Trading  on  the
NASDAQ resumed effective April 2, 2001. The following table represents the range of the high and low bid prices of the Company's stock foreach fiscal quarter for the last two fiscal yearsending december 31, 2000. Such quotations represent prices between dalers and may not include markups, markdowns, or commissions and may not necessarily represent actual transactions.

     Year           Quarter           High              Low

     1999        First Quarter         .24              .11
                Second Quarter         .17              .10
                 Third Quarter        .165              .08
                Fourth Quarter         .19             .087

     2000        First Quarter        5.343             .14
                Second Quarter         xxx              xxx
                 Third Quarter         xx               xx
                Fourth Quarter         xx               xx

In the opinion of management the increase in share price in the first quarter of 200 was due to the American Bureau of Shipping certification of the Sea Patch, with the subsequent decline in shae price due to the delisting of the company's stock to the "pink sheets."

Our market has traded sporadically and is often thinly traded with large changes in volume of shares tradedonany particular day. Shareholders should consider the possibilityof the loss of the entire value of their shares.

The authorized capital of the Company is 200,000,000 shares of common voting stock par value $.001 per share. The Company has issued 84,323,586 shares as of February 23, 2001.

Item   6.  Management's  Discussion  and  Analysis  or  Plan   of
Operation.

During the fiscal year 2000, the Company continued to expand its manufacturing capabilities in terms of manpower, line production and machning. This necessitated an increase in administration principally in accounting and computer support. The Company entered the year 2000 as the smallest manufacturer of tritium based night sights through its InnovativeWeaponry subsidiary. While the Company was building sales of the Sea Patch and Pro Mag series through its Trident Technologies, Inc. wholly owned subsidiary, it was determined to increase its market share of the night sight business through a combination of marketing and competitve bidding. We now believe that Innovative Weaponry has become the second largest manufacturer of night sights in the country based on our own sales and O.E.M. manufacturing agreements with others.

The Company's fiscal year ended December 31, 2000 with an overall increase in assets to $2,960,903. This represents an increase of almost a million dollars from 1999 where we posted $1,997.40 in assets. Further, our property and equipment substantially increased in 2000 over 1999. we made land, building and other improvements of $278,202 versus $10,000 in 1999. Machinery and other equipment acquisitions and improvements totaled $944,925 versus $382,067 in 1999. Office furniture and fixtures accounted for $183,976 in 2000 versus $55,661 in 1999.

Although we experienced revenues of $1,060,698 in 2000 in comparison to $889,941 in 1999, our gross profit on sales decreased to $21,627 versus $342,928 in 1999. This was due to increased direct costs of $1,039,071 in 2000 from $547,013 in 1999.

The increase in operating expenses is due to the following factors. First, we increased our advertising budget from $74,553 in 1999 to $407,719 in 2000. This increase gave us a wider exposure in print media (magazine advertising sales catalogues and sales brochures) from the previous year especially iwth our PT Night Sights. We also upgraded our booth appearance and increased our booth sizes at trade shows throughout the year. This was important since trade shows represent an opportunity to expand sales and networking opportunities for the Company's product lines. We also have project the goodwill of the Compaany in relation to its competitors who are typically much larger and more seasoned companies.

Second, we increased our general and administrative expenses from $540,153 in 1999 to $1,149,461 in 2000. This increase was consisted of up-grading our computer system, software programs and training, hiring additional office personnel to support our accounting and sales departments.

Third, we increased our compensation costs from $462,886 in  1999 to $948,543 in 2000. This was attributable to hiring 27 new employees and consultants.

On November 6, 1998, Innovative Weaponry received a purchase order from Continental Weapons Ltd for 32,103 Night Sights. Continental was invoiced and a quantity of sights was shipped to South Africa. The balance of the order (approximately 1,000 sights) has been manufactured and is being held at the Company's manufacturing facility to be installed on the Griffon replica of the Colt 45 as the Company receives them. The Company is receiving the first 1000 pistols sightless and is invoiced for a pistol without sights. The receivable is decreased by the number of sights used when they are installed on the pistols and income is credited for the sights installed. Due to Continental's inability to ship the entire 1000 pistol order, the receivable was not decreased materially during 1999. The Continental Weapons invoice remained unpaid as of December 31, 1999;
however, the Company negotiated an agreement to sell the receivable for the full invoice value. The sale was consummated April 1, 2000 to Great Mughal Trade Associates, Ltd. (GMTA).
GMTA purchased the receivable and the rights to 31,103 Night Sights for $900,000.00 paying $50,000.00 down and a note for $850,000.00 payable $85,000.00 per month for 10 months. $900,000 was removed from Continental's receivable account and was placed in a note receivable-GMTA account as a current asset due with in one year. This is a non-recourse transaction (Griffon has surrendered control and has no obligation to buy the receivable back) and has been accounted for as a secured note rather than the sale of a financial asset under Statement of Financial Accounting Standards No. 125. The night sights which underlie the receivable were valued at the original sales price to Continental for the purpose of the sale of the receivable. The $900,000 sales price represents the balance of the receivable after subtracting the sale of the 1000 night sights installed on the first 1000 pistols. GMTA has the right to repossess the sights and resell them to another purchaser should they be unable to collect from Continental.

 Trident now offers the Sea Patch Kit as well as the Pro Mag Kit in an all stainless steel version, an all carbon steel version as well as the Standard Aluminum/Stainless Steel version. All components are powder-coated and electro-polished giving them superior corrosion resistance as well as cosmetic appeal. The magnets will also come housed in a brass "Sheath" therefore reducing spark.

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

The Trident Response Team successfully stopped an acid leak in the Mississippi River for one of the country's largest inland barge companies. The call was made and within minutes of arrival, the leak was stopped and the situation was under control. The use of the Sea Patch allowed the barge to safely travel up-river and easily off load with no threat to the environment or workers.

Trident has entered into sales agreements with Kirby Inland Marine, BASF Germany, Hammond Louisiana Fire Department as well as Rubicon Chemical. They also have verbal agreements with the Louisiana State Police, Louisiana Department of Environmental Quality.

Trident Technologies, Inc. currently has a contract with Great Mughal Trade Association (GMTA), for 500 Sea Patches. The first installment of $200,000.00 on the first 100 Sea Patches has been received. The second installment of $200,000.00 is due during the manufacturing phase and the third installment of $200,000.00 is due when the shipment is ready to be shipped.

Innovative Weaponry attended trade shows including the Shot Show in Las Vegas (January 2000); Trexpo West (Los Angeles June 2000); Trexpo East (Washington, D.C. June 2000); International Chief's of Police (San Diego October 2000; and the National Wholesalers Buying Show (October 2000).

Trident  has  established  a  representative  office  in   Denham
Springs, LA that is in close proximity to the gulf port facilities surrounding New Orleans, LA. The Trident subsidiary introduced its product lines at a maritime and salvage trade show in London, England in the Fall of 1998. Trident attended the Maritime Ship Repair and Emergency Response Seminar (Washington, DC August 1999); the HAZMAT Show (St. Louis, MO April 2000); the Offshore Technology Conference (Houston, TX May 2000). Norway show (July 2000). Maua Hawaii Fire Chief Show in November, 2000.

The  Griffon  subsidiary has imported to date 1700 1911  Colt  45 replicas from South Africia.  Attended the Shot Show in Las Vegas
(2000).

Trade  Partners attended the Inter Bike trade show in Las  Vegas,
NV during September 2000.

The CQB Armor subsidiary is inactive.

After the close of fiscal year 2000 the Company made two acquisitions. In order to evaluate the potential for involvement in areas unrelated to present operations, the Company in January, 2001 acquired the stock of 2826 Elm Street, Inc., the operator of a nightclub in the historic Deep Ellum entertainment district of Dallas, Texas. Within Within the past fifteen years the Deep Ellum area has evolved from a rundown warehousedistrict into an entertainment district of national prominence containing live music venues, restaurants, condominium projects and art galleries. This acquisition was made in order to evaluate the potential for future investments in this industry with a minimal investment by Company. Depending upon the results of operations from this venture, the Company may determine to seek additional projects in the entertainment business or may elect to dispose of 2826 Elm Street, Inc.

In March, 2001 the Company acquired the stock of Miniature Machine Corporation, Inc. {"MMC"} Like Innovative Weaponry, MMC manufactures and distributes gunsights. The primary difference between the products is that Innovative Weaponry markets fixed sights with tritium, while MMC's sights are adjustable and do not use tritium.

The Company believes that MMC will integrate smoothly into its business plan and will ultimately provide some economy of scale which could not be achieved if two such operations were operated separately.

Both MMC and 2826 Elm Street, Inc. Will be operated as wholly owned subsidiaries of the Company.

Factors Affecting Liquidity.

The company is dependent upon cash on hand, revenues from the sales of its products, and its ability to raise cash throught the sale of its shares. At present, the Company needs cash for monthly operating expenses in excess of its historic sales revenues . The company will continue to require additional capital funding until sales of current products increase and sales of products under the Trident and Unertl lines are fully established. The Company will finance further growth through both debt and equity offerings, which will further dilute curent shareholders' interests.

Material Commitments for Capital Expenditures.

Subsequent to the close of the reporting period the Company closed on the purchase of a new facility located at 5050 East Belknap, Haltom City, Texas, 76117. The property consists of 38,512 square feet of office, warehouse and production facilities located on 2.38 acres of land. The purchase price for the property was $850,152.20. The Company originally intended to fund the purchase entirely through an SBA loan through Chase Manhatten Bank. After the purchase contract was finalized, the Company was advised that additional approval for the loan was required since it was an SBA loan. In order to avoid delay in closing, the Company obtained an interim loan to fund the purchase from a private investor, with the intent of repaying this loan at such time as the SBA loan is closed. The Company closed on the purchase of the new property on February 15, 2001. As of March 1, 2001, the Company has consolidated most of its subsidiaries at the new property and has closed the IWI manufacturing facility in Santa Ana, California.

Year 2000

The Company experienced no problems related to Year 2000 or Y2K computer remediation issues.

Results of Operations

The following table sets forth selected consolidated statements of operating data as a percentage of total revenues:

                      Year  Ended December  Year  Ended  December
                      31, 2000              31, 1999
Revenues
                           $1,060,698             $889,941
                              100%                  100%
Cost of Revenues
                           1,039,071               547,013
                              98%                    61%
Gross Profit
                             21,627                342,928
                               2%                    39%
Operating Expense
                           2,699,464              1,207,122
                              254%                  135%
Income  (Loss)  from
operations                (2,677,837)             (864,194)
                              252%                   97%


Item 7. Financial Statements.Copies of the Company's audited financial statements for the fiscal year ending December 31, 2000 are attached as Exhibits to this Form 10KSB.
Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
Due to the retirement of the principal and sale of business of our former Independent Accounting Firm, Alvin L. Dahl & Associates, P.C., we have employed Turner, Stone and Company, L.L.P. as our Independent accounting firm. There were no disagreements with our independent accounting firm during our last two fiscal years.PART IIIItem 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.Identification of Directors and
Executive Officers.Our directors, executive officers and key employees and their respective ages and positions are set forth below. Biographical information for each of those persons is also presented below. Our executive officers are appointed by our
Board of Directors and serve at its discretion. Due to the resignation of Douglas N. Spring as a Director of the Company and as President of Trident as of March 5, 2001, one vacancy currently exists on the Board.

Name                        Age     PositionHeld
Kenneth E. Wilson           59      Chief    Executive   Officer,
                                    President
                                    and Chairman of the Board
Patricia G. Wilson          44      Director
David Gregor                46      Director
Fred W. Rausch, Jr.         77      Director


Kenneth E.Wilson, 59, is the Chairman of the Board of Directors, Chief Executive Officer and President of the Company. Mr. Wilson has acted as a consultant to Innovative Weaponry while it was in bankruptcy in New Mexico and was instrumental in formulating a plan of reorganization. Since 1995, Mr. Wilson has acted as a consultant of the Company and its various subsidiaries until he was elected Chairman in 1998. Prior to joining the Company, Mr. Wilson was experienced in mergers and acquisitions, corporate finance, and investment banking. During the five years preceding his affiliation with the Company, Mr. Wilson provided estate planning, living trust, annuities and other insurance programs. Mr. Wilson has been instrumental in guiding the Company through its early development and acquisition of key licenses and products. In addition, Mr. Wilson has been the chief sales person on behalf of the Company negotiating contracts and product delivery specification with customers. Mr. Wilson has traveled extensively for the Company in the U.S. England, Germany and South Africa.Patricia G. Wilson, 44, is President of Trade Partners and Innovative Weaponry's Safety Officer for the Nuclear Regulatory Commission in Washington, D.C. A Texas native, Mrs. Wilson is a graduate of the University of Texas where she received her B.A. with a double major in psychology and biochemistry. Mrs. Wilson has over 18 years business experience before joining the Company in 1994. During 1994 through 1999, Mrs. Wilson served as the Company's Chairman and President.David Gregor, 46, is President of Innovative Weaponry. Mr. Gregor is a graduate of Temple University. From 1984 to 1986, Mr. Gregor was a member of the U.S. Navy Seal Team (Number 6). Mr. Gregor received specialized training at the Pennsylvania gunsmith School; Remington Armory School; Smith and Wesson Armory School; Sig Sauer Armorer School; Heckler and Koch Armory School (Germany); U.S. Marine Corps Marksmanship Unit (Quantico, VA); Depart of the Army Armory Training; Certified Armory Training Instructor for the State of New Mexico; and attended cross-training at the Federal Bureau of Investigation Academy (Quantico, VA). Before joining the Company in 1994, Mr. Gregor worked as the chief gunsmith with the U.S. Department of Energy's Central Training Academy in Albuquerque, NM and A&P Arms, Virginia Beach, VA. Fred W. Rausch, Jr., 77, earned his J.D. Degree from Washburn University Law School. Mr. Rausch has over 30 years experience in various legal tenures including 2 years Assistant Revisor of Kansas Statutes; 7 years Assistant Attorney General, Kansas; 8 years Workers Compensation Fund Director, Kansas; 10 years General Counsel, Kansas Association of School Boards, and 30 years, Municipal Counsel, various Kansas municipalities. Mr. Rausch is admitted to practice law before the U.S. Supreme Court; U.S. Military Court of Appeals; U.S. Court of Appeals for the 10th Circuit; U.S. District Court Kansas, Kansas Supreme Court, and all other Kansas courts. Mr. Rausch is a U.S. Army Reserve Colonel having served duty in World War II and Korea.
Douglas N. Spring, 31, was a Director of the Company and President of Trident during the fiscal year ended December 31, 2000.
Item 10. Executive Compensation.The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated.Summary Compensation Table
Name and Principal        Year(s)      $Salary      Bonus
Position
Kenneth E. Wilson,        1999-00      $120,000           $0
Chairman, President,
CEO and President
Innovative Weaponry

Patricia G. Wilson        1997-00       $85,000           $0
President Trade
Partners, Nuclear
Safety
Officer and Director

David Gregor              1997-00       $70,000           $0
Secretary-Treasurer,
Master Gunsmith and
Director

Douglas N. Spring         1999-00       $60,000           $0
Former President
of  Trident and
Former Director
(1) Prior to 1999 Mr. Wilson was paid no salary. In January 1999, the Company agreed to pay Mr. Wilson $120,000 per annum with payments of $10,000 per month. However, the Company paid Mr. Wilson only $60,000 in 1999 because it did not have sufficient revenue to pay him in full. The 1999 balance due Mr. Wilson was waived by him. Since January 2000, the Company has had sufficient revenues paying Mr. Wilson $ 10,000 per month and is current through May 2000.(2) Mrs. Wilson's terms as President of the Company expired in March 2000. Previously, Mrs. Wilson served as the Company's President since 1995. Mrs. Wilson is currently employed by the Company as both the President of Trade Partners and the Nuclear Regulatory Safety Officer for Innovative Weaponry Inc
(3) Mr. Gregor assumed the responsibilities of Secretary-Treasurer in March 2000 following the resignation of Maura Bartley (who performed those duties since 1998 at a per annum salary of $65,000). In addition, Mr. Gregor is the master gunsmith in charge of design, fabrication, and quality control works with the Innovative Weaponry and Griffon subsidiaries. The salary of Mr. Gregor is $70,000 per annum.(4) Douglas N. Spring has served as President of Trident since June 1999. Mr. Spring was elected to the Board of Directors in March 2000.Compensation of DirectorsWe do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.Employment Contracts and Termination of Employment and Change-in-Control Arrangements through 1999.To date, there are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or its subsidiaries, any change in control of the Company, or a change in the person's responsibilities following a change of control of the Company.Item 11. Security Ownership of Certain Beneficial Owners and Management.The following table sets forth, as of March 27, 2000, the beneficial ownership of our outstanding common stock of; (1) each person or group known by us to own beneficially more than 5% of our outstanding common stock, (ii) each of our executive officers, (iii) each of our directors and
(iv) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the 19.22table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 103,323,586 shares of common stock outstanding as of March 23, 2001 on a fully diluted basis.

(1)            (2)                  (3)              (4)

Title of Class Name and             Amount and       Percentage of
                                                     Class
Address of     Nature of
               Beneficial           Beneficial
               Owner                Owner
Common         Kenneth E. Wilson    19,857,100       19.22% (note3)
               Patricia Wilson

Common         21st Century
               Technologies         9,000,000        8.71%
               Funding LP

Common         David Gregor         603,600          0.58%

Common         Fred W. Rausch, Jr.  403,500          0.39%

Common         Douglas N. Spring    702,500          0.67%

Common         All       Executive  21,566,700       20.87%
               Officers
               As Group

Footnotes:(1) The Company has authorized one class of common voting shares.(2) The addresses of all executive officers are at the Company's headquarters, 5050 East Belknap, Haltom City, Texas, 76117. The address of 21st Century Technologies Funding Limited Partnership, a Virginia Limited Partnership (21st Century Technologies Funding LLC, a Virginia Limited Liability Company, General Partner) is at 281 Independent Blvd. #205, Virginia Beach VA, 23462.(3) Mr. Wilson has the right to acquire 19,000,000 shares pursuant to his past employment and consulting agreements with the Company. The shares have not been issued to him because of the income tax consequences and the Company's need for corporate funding principally through the issuance of its shares. The shares issued to Patricia G. Wilson were in consideration of her employment with the Company. As husband and wife, the shares owned by Pat Wilson and those obligated to Mr. Wilson are for SEC reporting purposes aggregated subject to disposition under Texas community property laws.In November 1999, the Company granted 21st Century Technology Funding LP and its General Partner (whose sole principal is Allen Drake), 281 Independence Blvd., Suite 205, Virginia Beach, VA 23462 options for a total of 6,000,000 shares at an exercise price of $0.10 per share. The options have been exercised in full by 21st Century Technology Funding LP I with payment of $600,000 receipted by the Company in March 2000.(4) The percentage of class has been calculated on a fully diluted basis of 103,323,586 shares.Security Ownership of ManagementThe following table sets forth the share holdings of the Company's directors and executive officers as of the date hereof.
      (1)             (2)              (3)              (4)

Title of Class     Name and        Amount and
                    Address          Nature
                                   Percent of
                                      Class
                of   Beneficial  of   Beneficial
                Owner            Owner

Common          Kenneth      E.  19,857,100       19.22%
                Wilson
                And    Patricia
                Wilson

Common          Fred W. Rausch,  403,500          0.39%
                Jr.
                Director

Common          David Gregor     603,600          0.58%
                President of
                Innovative
                Weaponry
                and Director

Common          Douglas      N.  702,500          0.67%
                Spring
                Former
                President    of
                Trident
                and      Former
                Director

                All Executive    21,201,000       20.87%
                Officers     As
                Group

Notes:( 1) The Company has authorized one class of common voting shares.(2) The addresses of all executive officers are at the Company's headquarters, 5050 East Belknap, Fort Worth, Texas, 76117.(3) Mr. Wilson has the right to acquire 19,000,000 shares pursuant to his past employment and consulting agreements with the Company. The shares have not been issued to him because of the income tax consequences and the Company's need for corporate funding principally through the issuance of its shares. The shares issued to Patricia G. Wilson were in consideration of her employment with the Company. As husband and wife, the shares owned by Pat Wilson and those obligated to Mr. Wilson are for SEC reporting purposes aggregated subject to disposition under Texas community property laws.The Executive Officers as a group acquired their respective shares in consideration of their employment during the period 1995 through March 27, 2000.Mr. Rausch has been a Director since the Company's inception. His shares were earned in lieu of compensation.Mr. Gregor was elected to serve as a Director in February 2000. He has previously served as a Director during the years 1995 through 1998 and was past President of Innovative Weaponry.Mr. Spring was employed by the Company as President of its Trident subsidiary effective July 28, 1999. At the time, Mr. Spring purchased 100,000 shares of the Company at $0.10 per share. Mr. Spring was paid an annual salary of $65,000 and a three per cent sales commission on goods sold by him for Trident (1.5% paid in cash and 1.5% paid in stock). In addition, at the time of Mr. Spring's employment, the Company granted him options for the purchase of 600,000 common shares at $0.10 per share. These options were exercised by Mr. Spring in March 2000. Options covering 600,000 shares were granted in July 1999 to Douglas N. Spring and Buren Palmer respectively in connection with their employment with Trident. These options were exercised in February 2000. Mr. Spring resigned his positions with the Company and with Trident effective March 5, 2001. (4) The percentage of class has been calculated on a fully diluted basis of 103,323,586 shares as of March 23, 2001.Item 12. Certain Relationships and Related Transactions.The only transactions between members of management, nominees to become directors or executive officers, 5% stockholders, or promoters or persons who may be deemed to be parents of the Company are:If 19,000,000 shares of common stock are to be issued versus settlement of cash payment to Kenneth E. Wilson.Under a consulting agreement we were required to issue 1,000,000 shares of company common stock to Mr. Wilson and to compensate him at the rate of $10,000.00 per month. We agreed that if the Company were unable to pay Mr. Wilson in cash, the Company would issue Mr. Wilson its common stock in an amount equal to $0.02 per share (which was the share price at the time the consulting contract was entered into between the Company and Mr. Wilson). The Company paid Mr. Wilson through December of 1994. In January of 1995, the Company and Mr. Wilson re-negotiated the agreement to remunerate him solely in stock of the Company. This was necessary because of the Company's cash flow position and inability to pay Mr. Wilson the previously agreed upon fee under the original consulting agreement. The agreement required Mr. Wilson to perform services for the Company in exchange for 500,000 shares of Company common stock per month. As of the expiration date of the agreement, January 5, 1998, Mr. Wilson earned a total of 19,000,000 shares of the Company's common stock. The agreement required that the stock not be issued until after the end of the initial term of the agreement, which was three years. To date, no shares have been issued to Mr. Wilson at his request because of firstly, the income tax consequences to him, and secondly, because the on going corporate financial needs of the Company required the issuance of the remaining treasury shares. Before any shares are issued to Mr. Wilson, the Company will provide in advance full public disclosure to its shareholders.Kenneth E. Wilson and Patricia G. Wilson are related by marriage. Further, Josh Edward Wilson, who is the son of Kenneth and Patricia Wilson, is Director of Marketing for the Company and Executive Vice President of Innovative Weaponry.Item 13. Exhibits and Reports on Form 8-K.
C O N T E N T S



AUDITOR'S REPORT                                            1

CONSOLIDATED BALANCE SHEETS                                 2-3

CONSOLIDATED STATEMENTS OF OPERATIONS                       4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY             5

CONSOLIDATED STATEMENTS OF CASH FLOWS                       6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  7-15
Independent Auditor's Report


Board of Directors
21st Century Technologies, Inc.
and Subsidiaries
Fort Worth, Texas

We have audited the accompanying consolidated balance sheet of 21st Century Technologies, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of 21st Century Technologies, Inc. and subsidiaries as of December 31, 1999 and for the year then ended were audited by other auditors whose report dated March 30, 2000 expressed an unqualified opinion on those consolidated financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2000 consolidated financial statements referred to above present fairly, in all material respects, the financial position of 21st Century Technologies, Inc. and subsidiaries, as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.





Turner Stone & Company, L.L.C.
Certified Public Accountants
April 3, 2001
                 21ST CENTURY TECHNOLOGIES, INC.
                        AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                   DECEMBER 31, 2000 AND 1999




Assets


                                          2000         1999

Current assets:

  Cash                                      $  88,344    $  111,814
  Accounts receivables, trade net of
    allowance for doubtful accounts
    of $900 and $854, respectively            775,221       987,617
  Inventories                                 445,629       349,125
  Prepaid expenses                            120,889             -
  Advances to stockholder                     159,616             -
                                           ----------     ---------
    Total current assets                    1,589,699     1,448,556
                                           ----------     ---------
Property and equipment, at cost, net of
  accumulated depreciation of $457,752
  and $320,289, respectively                  949,351       127,439
                                           ----------     ---------
Other assets:

  Intangible assets, net of accumulated
    amortization of $36,019 and
    $23,358, respectively                     129,193       114,759

  Reorganization value, net of
accumulated
    amortization of $289,437 and
$239,820,
    respectively                              221,866       271,483

    Other assets                               70,794        35,233
                                           ----------     ---------
                                              421,853       421,475
                                           ----------     ---------
                                           $2,960,903    $1.997,470
                                           ==========    ==========






 The accompanying notes are an integral part of the consolidated financial statements.

                                2
                 21ST CENTURY TECHNOLOGIES, INC.
                        AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                   DECEMBER 31, 2000 AND 1999




Liabilities and Stockholders' Equity


                                            2000           1999

Current liabilities:

  Accounts payable, trade                     $  265,542      $  121,355
  Accrued expenses                                50,000         126,405
  Deferred revenue                               225,000               -
  Advances from officer                                -          22,000
  Advances from stockholders                     171,080               -
  Notes payable                                   71,184          73,410
                                              ----------       ---------

    Total current liabilities                    782,806         343,170
                                              ----------       ---------

Commitments and contingencies                          -               -


Stockholders' equity:

  Common stock, $.001 par value,
200,000,000
    shares authorized, 77,987,371 and
50,083,763
    shares issued and outstanding,                77,987          50,083
respectively
  Paid in capital in excess of par             7,537,206       4,420,260
  Stock earned but not issued                    360,000         360,000
  Accumulated deficit                        (5,760,718)     (3,064,715)
  Treasury stock, 149,399 and 147,320
    shares, respectively, at cost             (  33,378)      (  31,628)
  Stock subscriptions receivable               (  3,000)      (  79,700)
                                             -----------     -----------
                                               2,178,097       1,654,300
                                             -----------     -----------
                                              $2,960,903      $1,997,470
                                             ===========     ===========






 The accompanying notes are an integral part of the consolidated financial statements.

                                3
                 21ST CENTURY TECHNOLOGIES, INC.
                        AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
             YEARS ENDED DECEMBER 31, 2000 AND 1999




                                      2000           1999


Revenues, net of returns and           $ 1,060,698       $ 889,941
allowances

Cost of revenues                         1,039,071         547,013
                                       -----------     -----------
Gross profit                                21,627         342,928
                                       -----------     -----------
Operating expenses:

  Advertising and selling                  401,719          74,553
  Depreciation and amortization            199,741         129,530
  General and administrative             1,149,461         540,153
  Compensation costs                       948,543         462,886
                                       -----------     -----------
                                         2,699,464       1,207,122
                                       -----------     -----------
Operating loss                         (2,677,837)     (  864,194)

Interest expense                        (  18,166)      (  17,735)
                                       -----------     -----------
Loss before income taxes               (2,696,003)     (  881,929)

Federal and state income taxes                   -               -
                                       -----------     -----------
Net loss                              $(2,696,003)     $( 881,929)
                                      ============     ===========

Loss per share:

  Basic                                 $(    .04)      $(    .02)
  Diluted                               $(    .04)      $(    .02)








 The accompanying notes are an integral part of the consolidated financial statements.

                                4

                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER  31, 2000 AND 1999



                            Common Stock            Paid-In    Stock       Accumulated  Treasury     Stock
                                                               Earned                                Subscrip-
                            Shares      Amount     Capital     Not Issued   Deficit     Stock        tions       Total

Balance at December 31,
1998                        35,023,113   $ 35,023  $ 3,418,856   $ 360,000 $(2,182,786)  $( 30,089)   $( 10,000)  $ 1,591,004

Issuance of common stock                                                                                              916,493
  for cash                  15,060,650     15,060      901,433

Purchase of treasury stock                                                                 (57,200)                  (57,200)

Sale of treasury stock                                  99,971                               55,661                   155,632

Stock subscriptions                                                                                        7,000        7,000
collected

Stock subscriptions                                                                                     (76,700)     (76,700)
received

Net loss                                                                      (881,929)                             (881,929)

Balance at December 1999    50,083,763     50,083    4,420,260     360,000  (3,064,715)    (31,628)     (79,700)    1,654,300

Issuance of common stock
  for cash                  21,870,210     21,870    2,446,988                                                      2,468,858

Issuance of common stock
  for services               5,797,344      5,798      646,589                                                        652,387

Issuance of common stock
  for asset purchases          236,054        236       23,369                                                         23,605

Purchase of treasury stock                                                                  (1,750)                   (1,750)

Stock subscriptions                                                                          76,700                    76,700
collected

Net loss                                                                                (2,696,003)               (2,696,003)
                            ----------  ---------  -----------  ----------  ----------- -----------   ----------  -----------
Balance at December 31,
2000                        77,987,371   $ 77,987  $ 7,537,206   $ 360,000 $(5,760,718)  $( 33,378)    $( 3,000)  $ 2,178,097
                            ==========  =========  ===========  ==========  =========== ===========   ==========  ===========

     The accompany notes are an integral part of the consolidated financial statements.



                                        5

                       21ST CENTURY TECHNOLOGIES, INC.
                              AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED DECEMBER 31, 2000 AND 1999

                                            2000            1999
Cash flows from operating activities:

Net loss                                     $( 2,696,003)       $( 881,929)
                                            --------------     -------------
Adjustments to reconcile net loss to net
cash
  used in operating activities:

    Depreciation                                   137,463            62,841
    Amortization                                    62,278            66,689
    Common stock issued for services               652,387           133,618

Changes in operating assets and
liabilities

    Accounts receivable, trade                     212,396             9,046
    Inventories                                  ( 96,504)        ( 190,149)
    Prepaid expenses                            ( 120,889)                 -
    Other assets                                 ( 35,561)        ( 143,405)
    Accounts payable, trade                        120,187           229,173
    Accrued expenses                             ( 52,405)                 -
     Deferred revenue                              225,000                 -
                                            --------------     -------------
                                                 1,104,352           167,813
                                            --------------     -------------
      Cash used in operating activities        ( 1591,651)        ( 714,116)
                                            --------------     -------------
Cash flows from investing activities:

      Purchase of property and equipment          935,770)                 -
      Purchase of other assets                   ( 27,095)                 -
                                            --------------     -------------
       Cash used in investing activities        ( 962,865)                 -
                                            --------------     -------------
Cash flows from financing activities:

    Advances from officer                       ( 181,616)                 -
     Repayment of notes payable                   ( 2,226)         ( 66,498)
     Purchase of treasury stock                   ( 1,750)          ( 1,539)
     Advances from stockholders                    171,080                 -
     Issuance of common stock                    2,468,858           882,846
     Stock subscriptions received                   76,700                 -
                                            --------------     -------------
      Cash provided by financing                 2,531,046           814,809
activities
                                            --------------     -------------
Net increase (decrease) in cash                  ( 23,470)           100,693

Cash at beginning of period                        111,814            11,121
                                            --------------     -------------
Cash at end of period                             $ 88,344         $ 111,814
                                            ==============     =============

  The accompanying notes are an integral part of the consolidated financial statements.
                                      6
                       21ST CENTURY TECHNOLOGIES, INC.
                              AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and operations

21st Century Technologies, Inc. was incorporated under the laws of the State of Delaware on May 15, 1967 as Satcom Corporation. On November 6, 1991, the Company changed its name to Hughes Pharmaceutical Corporation. Subsequent to 1991, the Company changed its name from Hughes Pharmaceutical Corporation to First National Holding Corporation (FNHC) Delaware. The Company became public in 1985 through a merger with International Fluidics Control, Inc. (formerly Sensory Systems, Inc., Training With The Pros, Inc., and/or M-H Studios, Inc.). International Fluidics Control, Inc. successfully completed a public offering of its securities in 1969 under Regulation A of the Securities Act of 1933.

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

Innovative Weaponry, Inc. - New Mexico was incorporated on June 22, 1988 under the laws of the State of New Mexico. The Company was formed for the development and sale of specialized firearms, firearm systems and related equipment. On September 14, 1992, Innovative Weaponry, Inc. filed a petition for relief under Chapter 11 of the Federal Bankruptcy Laws in the United States Bankruptcy Court of the District of New Mexico. Under Chapter 11, certain claims are stays while the Debtor continues business operations as Debtor-in-Possession. On August 19, 1994, IWI-NV (now 21st Century Technologies, Inc.) and IWI-NM entered into a letter of intent whereby IWI-NV would use its unregistered, restricted common stock and cash to satisfy certain obligations of IWI-NM in settlement of IWI-NM's bankruptcy action (Note 2). On February 1, 1995, the U.S. Bankruptcy Court of the District of New Mexico confirmed the IWI-NM's plan of reorganization. The plan became effective 30 days after its confirmation. IWI-NM became a wholly owned subsidiary of Innovative Weaponry, Inc. (IWI-NV) (formerly First National Holding Corporation) (FNHC Nevada) (now known as 21st Century Technologies, Inc.), a publicly owned company.

The Company's primary line of business is the manufacture and sale of firearm related products (Note 10). Customers are predominantly located throughout the United States.






                                      7
                       21ST CENTURY TECHNOLOGIES, INC.
                              AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principles of consolidation

The  accompanying  consolidated  financial  statements  include  the  general accounts of the company and it's wholly owned subsidiaries, Innovative Weaponry, Inc., Trident Technologies Corporation, Griffon USA, Inc., Trade Partners International, Inc., Unertyl Optical Company, US Optics Corp. and
Hallmark, Inc., each of which have fiscal years ending December 31st. All material intercompany transactions, accounts and balances have been eliminated in the consolidation.

Statements of cash flows

For purposes of the consolidated statement of cash flows, cash includes demand deposits, time deposits, short-term cash equivalent investments with maturities of less than three months and cash management money market funds available on a daily basis. None of the Company's cash is restricted.

Property and equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation of property and equipment is being provided by the straight-line method over estimated useful lives of three to seven years. During the years ended December 31, 2000 and 1999, depreciation expense totaled $137,463 and $62,841, respectively. At December 31, 2000 and 1999, property and equipment was comprised of the following.
                             2000          1999

  Land, building and           $ 278,202        $ 10,000
improvements
  Machinery and equipment        851,832         382,067
  Transportation equipment        93,093               -
  Furniture and fixtures         183,976          55,661
                               1,407,103         447,728
  Less accumulated            ( 457,752)      ( 320,289)
depreciation

                              $  949,351      $ 127,439


Intangible assets

The Company's intangible assets consist of trademarks, patents and license agreements (Note 5). These intangible assets are being amortized using the straight-line method over five to forty years. For the years ended December 31, 2000 and 1999, amortization expense related to these intangible assets totaled $12,661 and $17,072, respectively.

Inventories

Inventory consists of raw materials used in the manufacture of firearm products and finished goods imported for resale. Inventory is stated at the lower  of  cost,  determined using the first-in,  first-out  method,  or  net realizable value (market). At December 31, 2000 and 1999, inventories are comprised of the following components.
                      2000            1999

Raw materials             $ 122,539        $ 168,740
Finished goods              323,090          180,385
                                  $        $ 349,125
                            445,629

                                      8
                       21ST CENTURY TECHNOLOGIES, INC.
                              AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Impairment of long lived assets

The Company has adopted Statement of financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets to Be Disposed Of." This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and long-lived assets and certain identifiable intangibles to be disposed of. The Company periodically evaluates, using independent appraisals and projected undiscounted cash flows, the carrying value of its long-lived assets and certain identifiable intangible to be held and used whenever changes in events or circumstances indicate that the carrying amount of assets may not be recoverable. In addition, long-lived assets and identifiable intangibles to be disposed of are reported at the lower of carrying value or fair value less cost to sell.

Management estimates

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

Revenue recognition

The Company extends unsecured credit to its customers from the retail and wholesale sale of its products. Revenue is recognized when products are shipped. All products are shipped F.O.B. the Company's facilities.

Deferred revenues result from customer payments made in advance of the manufacture of night sights and sea patches. Revenue will be recognized when the products are completed and shipped.

Advertising costs

Advertising costs consist primarily of magazine advertising, sales catalogues and promotional brochures. Magazine advertising is charged to expense over the period the advertising takes place and other advertising costs are charged to expense over the periods expected to be benefited, which is generally not more than twelve months. For the years ended December 31, 2000 and 1999, advertising expense totaled $113,219 and $18,713, respectively. At December 31, 2000 and 1999, prepaid advertising costs totaled $80,889 and $0, respectively.

                       21ST CENTURY TECHNOLOGIES, INC.
                              AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Loss per share

Basic loss per share amounts are computed by dividing the net loss by the weighted average number of common stock shares outstanding. Diluted loss per share amounts reflect the maximum dilution that would have resulted from the issuance of common stock earned but not issued (Note 6). The Company does not have any other convertible securities or debt or any outstanding options or warrants that could potentially dilute the earnings of its common stockholders. Diluted loss per share amounts are computed by dividing the net loss by the weighted average number of common stock shares outstanding plus the assumed issuance of the common stock earned but not issued. For the years ended December 31, 2000 and 1999, basic loss per share amounts are based on 60,991,987 and 44,096,450 weighted-average number of common stock shares outstanding, respectively. No effect has been given to the assumed issuance of the common stock earned but not issued as the effect would be antidilutive.

Stock based incentive program

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages entities to recognize compensation cost for stock-based employee compensation plans using the fair value method of accounting, as defined therein, but allows for the continued use of the intrinsic value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has not granted any options or warrants however, it plans to use the accounting prescribed by APB Opinion No. 25. As such, the Company will be required to disclose pro forma net income and loss per share amounts as if the fair value method of accounting has been applied.

Comprehensive income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statements and (b) display the accumulated balance of other comprehensive income separately in the equity section of a balance sheet. The Company's comprehensive income does not differ from its reported net income.

2.   BANKRUPTCY REORGANIZATION

In March 1995, Innovative Weaponry, Inc. (IWI) emerged from a bankruptcy filing under Chapter 11 of the U.S. Bankruptcy Code. Pursuant to the plan of reorganization, IWI became a wholly owned subsidiary of the Company and all prior IWI stockholders retained less than a 50% interest in the consolidated reorganized entities.

As a result of IWI's acquisition by the Company, IWI adopted `fresh start' accounting pursuant to Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". Accordingly, IWI's assets and liabilities were adjusted to their fair values and retained earnings were eliminated. The resulting `reorganization value' in excess of amounts allocated to identifiable assets and liabilities is being amortized over 10 years using the straight-line method. For each of the years ended December 31, 2000 and 1999, amortization expense totaled $49,617.

                       21ST CENTURY TECHNOLOGIES, INC.
                              AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   RISKS AND UNCERTAINTIES

The Company operates in highly specialized industries. There are only four companies worldwide who manufacture and sell night sights using tritium. The gun sight industry is highly dependent on major firearms manufacturers as well as consumer and governmental demand for weapons. World conditions and economies can affect the future sales of this product.

The Company's magnetic and hydraulic-magnetic technologies (Note 10) may require additional modifications to fit specific customer needs. Demand for these products from governmental and industrial sources is largely estimated and while the Company has studied various markets, no assurance can be given that these products can be successfully marketed.

In the future, these products may be marketed outside the United States, which will subject the Company to foreign currency fluctuation risks.

The Company's tire sealant import division has not been tested in the U.S. market and the estimated demand for these products may not reach the Company's expectations.

4.   NOTES PAYABLE

The Company's notes payable consist of several installment and promissory notes, which bear interest at 8.0% to 10%, are payable monthly through October 2001, are unsecured and contain no restrictions.

5.   COMMITMENTS AND CONTINGENCIES

Leases

The Company conducts its operations from facilities in Ft. Worth, Texas under a month- to-month sublease arrangement, which can be terminated with a 30 day written notice. The Company has purchased a building, which they plan to occupy in early 2001. The Company also operates their Unertel division in Pennsylvania, which it leases on a month-to-month basis beginning January 1, 2001. For the years ended December 31, 2000 and 1999, rent expense totaled $66,788 and $23,079, respectively.

Legal matters

The Company is subject to legal proceedings that arise in the ordinary course of business. Management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's financial position, operating results or cash flows.

License agreement

Trident Technologies Corporation (TTC), a wholly owned subsidiary of the Company, is obligated under a license agreement (Agreement) with The University of California as operators of Los Alamos National Laboratory (patent holder) related to the development, marketing and sales rights to certain specified magnetic and/or magnet technology.

                       21ST CENTURY TECHNOLOGIES, INC.
                              AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


TTC is obligated to pay a royalty fee of 8.0% on net income (as defined in the Agreement) of products sold using the patented technology. Further, TTC is to pay an annual maintenance fee of $24,000. All royalty fees paid during a specific year are to be credited to that year's maintenance fee and the maintenance fee requirement is considered met if the royalty payments during an Agreement year are equal to or exceed the required maintenance fee.

6.   RELATED PARTY TRANSACTIONS

Officer

During the year ended December 31, 1999, the Company received advances totaling $22,000 from the CEO of the Company. The advances were due on demand as funds were available, non-interest bearing and unsecured.

During the year ended December 31, 2000, the above advances were repaid and the Company made additional advances to the officer totaling $159,616. These advances are also due on demand as funds are available, non-interest bearing and unsecured.

Stockholders

During the year ended December 31, 2000, the Company received funds from existing stockholders for the purchase of additional common stock to be issued by the Company. Because of the volatility of the trading price of the Company's common stock these funds were held by the Company while negotiations for the price per share were being conducted with these stockholders. In February and March 2001, negotiations were completed and 1,710,800 shares will be issued later in 2001.

Stock based compensation arrangement

In September of 1994, the board of directors entered into a consulting contract with The Company's current CEO. This agreement required the Company to issue 1,000,000 shares of common stock to the CEO and to compensate him at the rate of $10,000 per month. Should the Company be unable to pay the CEO in cash, the Company would issue him its common stock in amount equal to $0.02 per share (which was the share price at the time the consulting contract was entered into). The Company paid the CEO through December of 1994. In January of 1995, the Company and the CEO re-negotiated the agreement to remunerate him solely in stock of the Company. This was necessary because of the Company's cash flow position and inability to pay the previously agreed upon compensation. The agreement required the CEO to perform services for the Company in exchange for 500,000 shares of Company common stock per month. As of the expiration date of the agreement, January 5, 1998, the CEO earned a total of 19,000,000 shares of the Company's common stock with a $360,000 fair value. This compensation was charged to expense over the period of the agreement. The agreement required that the stock not be issued until after the end of the initial term of the agreement, which was three years. As of December 31, 2000, the stock has not been issued and the shares will be subject to Rule 144 of the Securities and Exchange Commission when issued and will be further subject to a five year "lockup" requirement, which precludes the CEO from selling said stock for five years from the date of issuance.

                       21ST CENTURY TECHNOLOGIES, INC.
                              AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   INCOME TAXES

The Company accounts for corporate income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the years ended September 30, 2000 and 1999 is as follows.

                                       2000          1999

   Tax benefits computed at statutory  $( 916,641)    $( 299,856)
rate
  Increase in valuation allowance          904,471        294,776
  Permanent differences                     12,170          5,080

                                               $ -            $ -


As of December 31, 2000 the Company has approximately $5.3 million of net operating losses available to offset future taxable income. These carry forwards expire in years 2008 through 2020.

Significant components of the Company's deferred tax assets (benefits) and liabilities are summarized below.
                                   2000           1999
Deferred tax assets:
      Net   operating  loss  carry   $ 1,805,643      $ 919,603
forward
    Amortization differences              70,231              -
Less valuation allowance                       (     ( 919,603)
                                      1,824,074)
                                          51,800              -
Deferred tax liabilities:
    Depreciation differences              51,800              -

Net deferred tax assets                      $ -            $ -


8.   OTHER STATEMENT OF CASH FLOWS DISCLOSURES

For the years ended December 31, 2000 and 1999, supplemental disclosure of cash flow information is as follows:
                                         2000         1999

Cash paid for interest                      $ 18,166     $ 17,735
Cash paid for income taxes                         -            -
Non-cash    investing   and    financing
activities:
    Issuance of common stock in purchase
of
     assets                                 $ 23,605          $ -
Issuance of common stock in exchange for
    services                               $ 652,387          $ -
                                     13
                       21ST CENTURY TECHNOLOGIES, INC.
                              AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   FINANCIAL INSTRUMENTS

The Company's financial instruments, which potentially subject it to credit and other risks, consists of its cash, accounts receivable, notes payable and advances to/from officer and stockholders.

Cash

The Company maintains its cash in bank deposit and other accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risks involving its cash.

Accounts receivable, trade

The Company accounts receivable are unsecured and represent sales not collected at the end of the year. Management believes these accounts receivable are fairly stated at estimated net realizable amounts.

Notes payable

Management believes the carrying value of the notes payable represents the fair value of this financial instrument because their terms are similar to those in the lending market for comparable debt with comparable risks.

Advances to/from officer and stockholders

Management believes the carrying value of these advances represent the fair value of these financial instruments because their terms are similar to those in the lending market for comparable loans with comparable risks.

10.  BUSINESS SEGMENTS

The Company currently has five reportable operating segments for which its management reviews financial information and base decisions. These operating segments are (1) manufacturing night sights for handguns, (2) manufacturing a patented device used for climbing steel surfaces called "The Gripper," (3) manufacturing an Emergency Magnetic-Hydraulic Sea Patch and Pro-Mag Systems,
(4) importing and resale of firearms and (5) importing and distribution of a tire sealant product. During the year ended December 31, 2000, only operating segments (1), (2), (3) and (4) conducted any operations and reported revenues and expenses. Generally, these activities are conducted through separate subsidiary corporations.

During the year ended December 31, 1999, the majority of the Company's operating activities and assets consisted of its manufacture and sale of night sights. The other operating segments were not material to the consolidated financial statements. Accordingly, no separate segment information is presented since this information in essence is contained in the accompanying consolidated financial statements.

During  the  years  ended  December 31, 2000 and  1999,  foreign  sales  were insignificant and there were no intercompany sales or expenses. The following table reflects certain information about the Company's reportable operating segments for the year ended December 31, 2000.


                                     14



                       21ST CENTURY TECHNOLOGIES, INC.
                              AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





11.  YEAR END ADJUSTMENTS

During the fourth quarter of the Company's year ended December 31, 2000, adjustments were made that affected previously reported third quarter financial information. The overall effect of the adjustments was to increase assets by $24,471, increase liabilities by $72,252, reduce stockholders' equity by $155,430 and increase net loss by $203,211.














                                     15
(a) The following Exhibits are filed as a part of, or incorporated by reference into, this Form 10-KSB:


Exhibit
Number   Description                                           Location
------   -----------                                           --------
1        Articles of Incorporation of First National
           Holding Corporation dated January 28, 1994              *

2        Certificate of Amendment to Articles of
           Incorporation filed September 19, 1994                  *

3        Certificate of Amendment to Articles of
           Incorporation filed September 29, 1995                  *

4        Articles of Merger filed May 19, 1995                     *

5        Bylaws                                                    *

6        Lease Agreement between 21st Century                      *
           Technologies, Inc. and Landlord

7        Los Alamos Exclusive Patent License                       *
           Agreement dated May 23, 1995 between
           The Regents of the University of California and Trade Partners International Incorporated

8        Trident Technologies Sub-License Agreement                *
           dated July 31, 1996

9        Limited Exclusive Patent License                          *
           Agreement between The Regents of the University of California and Trident Technologies Corporation

10        Application and Permit for Firearms                      *
           Importation dated November 20, 1998

11        License of Dept. of Treasury, Bureau                     *
           Of Alcohol, Tobacco and Firearms

12        Representation Agreement dated                           *
           May 3, 1999

13        Registry of Radioactive Sealed Sources                   *
           and Devices dated February 20, 1996

14        U.S. Nuclear Regulatory Commission                       *
           Materials License dated October 18, 1996

15       NRC Registration Amendment                                *
           dated August 22, 1997


16       Request to Rescind Confirmatory Order                     *
           dated September 14, 1998

17       Distribution and Agency Agreement                         *
           dated October 15, 1999

18      Radioactive Materials License dated                        *
           October 09, 1999

19      U.S. Bankruptcy Court Order Confirming                 Attached
        Plan of Reorganization dated February 1,
        1995

20     Asset Purchase Agreement dated September                Attached
      7, 2000 regarding purchase of assets of
      John Unertl Optical Company, Inc.

21   Purchase Agreement between 21st Century                   Attached
     Technologies, Inc. and Retired Persons
     Pharmacy of Texas, dated September 25, 2000.

22    Agreement dated April 1, 2000 between                    Attached
     Great Mughal Trade Associates, Ltd.
     and 21st Century Technologies, Inc.

23   Purchase Order dated April 3, 2000                        Attached

24   Subsidiaries of the Registrant                            Attached

* Incorporated by reference to the Form 10-SB filed with the SEC on January 27, 2000.

(b) The Company filed a Form 8K on October 2, 2000 regarding the proposed acquisition of Bike Doctor, a manufacturer of tire sealant. No financial statements were filed in connection with the 8K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

21st Century Technologies, Inc.
(Registrant)

By: /s/ Kenneth Wilson
(Signature and Title)

*Date: April 11, 2001