Form 10QSB
period 2001-03-31
21ST CENTURY TECHNOLOGIES INC
filed 2001-05-24
CIK 1090870

SEC    Potential persons who are to respond to the
2334   collection of information contained in this form are
(6-00) not required to respond unless the form displays a currently valid OMB control number.


 OMB APPROVAL
OMB Number:
3235-0416
Expires: April
30,2003
Estimated
average burden
hours per
response: 32.00
                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-QSB

(Mark One)
[X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
]   SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
   EXCHANGE ACT
         For the transition period from _________________ to
                      _________________

             Commission file number: 000-29209

                  21st Century Technologies, Inc.
 (Exact name of small business issuer as specified in its charter)

                 Nevada                           48-1110566
    (State or other jurisdiction of             (IRS Employer
     incorporation or organization)          Identification No.)

            5050 East Belknap, Haltom City, Texas, 76117
              (Address of principal executive offices)

                           (817) 838-8011
                    (Issuer's telephone number)

____________________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report)



            APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 90,708,586 as of March 31, 2001
Transitional Small Business Disclosure Format (Check one):
Yes [ ] No [X]


               PART I - FINANCIAL INFORMATION
This report includes "forward looking statements". All statements other than statements of historical fact included in this report are forward looking statements. Such forward looking statements include, without limitation, statements as to estimates, expectations, beliefs, plans, and objectives concerning the Company's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources" regarding the Company's estimate of sufficiency of existing capital resources and its ability to raise additional capital to fund cash requirements for future operations and acquisitions. The forward looking statements are subject to assumptions and beliefs based on current information known to the Company and factors that are subject to uncertainties, risk and other influences, which are outside the Company's control, and could yield results differing materially from those anticipated. The ability to achieve the Company's expectations is contingent upon a number of factors which include (i) availability of sufficient capital and capital market conditions, (ii) the Company's ability to produce and market its products as produced by its various subsidiaries (including, but not limited to, the PT Night Sights, MMC gunsights, Sea Patch, Gripper, Griffon 1911 Colt 45 replica sidearm, and tire sealant), (iii) effect of any current or future competitive products, (iv) on going cost of research and development activities, and (v) the retention of key personnel. "PT Night Sights", "Sea Patch", "Gripper" and "Griffon" are our trademarks. This report may contain trademarks and service marks of other companies.

Item 1. Financial Statements.


      21st Century Technologies, Inc. and Subsidiaries

                 Consolidated Balance Sheet
                         (Unaudited)

                                           March 31, 2001   March 31, 2000
                                            -----------     ------------
Assets
--------
Current Assets:
  Cash and cash equivalents                      $63,805        $732,069
  Accounts Receivable                            537,204       1,078,318
  Inventories                                    640,945         435,194
  Advances to Stockholder                        151,693          28,465
                                             -----------     -----------
    Total Current Assets                       1,393,647       2,274,046

Property, Plant, and Equipment, Net            1,777,416         344,332
Other Assets, Net                                505,485         464,392
                                             -----------     -----------
    Total Assets                              $3,676,548      $3,082,770
                                             ===========     ===========
Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts Payable-trade                        $402,966         210,069
  Accounts Payable-other                         183,050          66,079
    Total Current Liabilities                    586,016         276,148

Other Liabilities:
  Working Capital Advances                       998,948       1,446,958
  Customer Deposits                                    -           4,304
  Notes Payable                                   12,705          32,720
  Deferred Revenue                               225,000               -
  Advances from Stockholders                      90,631               -
                                             -----------     -----------
    Total Other Liabilities                    1,327,284       1,483,982
                                             -----------     -----------
Total Liabilities:                             1,913,300       1,760,130

Stockholders' Equity:
  Common Stock, 90,708586  and 51,667,753
   issued and outstanding shares at
   $.001 par value at March 31, 2001 and
   2000, respectively                             88,368          51,667
  Paid-in Capital                              8,012,829       4,498,917
  Stock Earned, Not Issued                       360,000         360,000
  Retained Earnings (Deficit)                (6,661,571)     (3,553,316)
  Treasury Stock                                (33,378)        (31,628)
  Stock Subscriptions                            (3,000)         (3,000)
                                             -----------     -----------
    Total Stockholders' Equity                 1,763,248       1,322,640
                                             -----------     -----------
  Total Liabilities and Stockholders'
    Equity                                    $3,676,548      $3,082,770
                                             ===========     ===========

  See Notes to Consolidated Financial Statements




        21st Century Technologies, Inc. and Subsidiaries

              Consolidated Statements of Operations
                           (Unaudited)

                                           3 Months Ended  3 Months Ended
                                            Mar 31, 2001    Mar 31, 2000
                                           --------------  --------------

Net Revenues                                     $250,081         $274,393

Cost of Revenues                                  166,892          253,930
                                             ------------      -----------
Gross Profit                                       83,189           20,463

Operating Expenses:

  Advertising & Selling                            80,862           65,549

    General and administrative expenses           389,905          197,026

    Depreciation and Amortization                  68,403           32,997

  Compensation Costs                              444,872          213,492
                                             ------------      -----------
Net Income (Loss)                               (900,853)        (488,601)

Estimated Income Taxes                                  0                0
                                             ------------      -----------
Net Income (Loss)                              $(900,853)       $(488,601)
                                             ============      ===========


Earnings (Loss) Per Common Share:
  Basic                                           $(0.01)          $(0.01)
  Fully Diluted                                   $(0.01)          $(0.01)






See Notes to Consolidated Financial Statements




                 21st Century Technologies, Inc.
                        and Subsidiaries
              Consolidated Statements of Cash Flows
                           (unaudited)
         For the 3 months ending March 31, 2001 and 2000

Cash flows from operating activities:            2001          2000
                                               --------      -------
Net loss                                       (900,853)      (488,848)

Adjustments to reconcile net loss to net
cash
Used in operating activities:
  Depreciation                                    53,079         32,997
  Amortization                                    17,289
  Common stock issued for services               112,635

Changes in operating assets and liabilities
  Accounts receivable, trade                     238,017       (90,701)
  Inventories                                  (195,316)       (86,069)
  Prepaid expenses                               120,539
  Other assets                                 (100,571)         16,246
  Accounts payable, trade                        137,424          7,699
Accrued expenses                                 133,050

                                                 516,146      (119,828)

     Cash used in operations                   (384,707)      (608,676)

Cash flows from investing activities:

  Purchase of property and equipment           (881,144)      (315,467)
  Purchase of other assets                   -----------    -----------

     Cash used in investing activities         (881,144)      (315,467)

Cash flows from financing activities:

  Advances from officer                           98,554
  Repayment of notes payable                    (58,479)       (40,162)
  Advances for stockholders                      827,868      1,446,958
  Issuance of common stock                       373,369        137,602
                                             -----------    -----------

     Cash provided by financing activities     1,241,312      1,544,398

Net increase (decrease) in cash                 (24,539)        620,255

Cash at beginning of year                         88,344        111,814
                                             -----------    -----------
Cash at end of year                               63,805        732,069
                                             -----------    -----------

     The accompanying notes are an integral part of the consolidated financial statements.




  21st Century Technologies, Inc. and Consolidated Subsidiaries
           Notes to Consolidated Financial Statements
  For the Three Months Ended March 31, 2001 and March 31, 2000
                           (Unaudited)


Note 1:  Summary of Significant Accounting Policies:

a.  Cash and Cash Equivalents:

For purposes of reporting cash flows, the Company considers all cash on hand and in banks, certificates of deposit and other highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash and cash equivalents.

b.  Revenue recognition and credit policies:

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

c.  Inventory:

Inventory consists of raw materials used in the manufacture of products and finished goods imported for resale. Inventory is carried at the lower of cost or market value, using the first-in, first-out method (FIFO).

d.  Property and equipment:

Property and equipment is recorded at its historical cost. Depreciation is provided in amounts sufficient to relate the asset cost to operations over the estimated useful life (three to seven years) using the straight-line method for financial reporting purposes. Gains and losses from disposition of property and equipment are recognized as incurred and are included in operations.

e.  Income Taxes:

The Company uses the asset and liability method as identified in SFAS 109, Accounting for Income Taxes.




f.  Estimates:

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

g.  Asset Impairment:

The Company adopted the provisions of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, in its financial statements for the year ended December 31, 1995. The Company prepares an undiscounted estimate of future cash flows for each long-lived asset (excluding production equipment) on an annual basis. If the carrying value of the asset exceeds undiscounted future cash flows expected to be produced by the asset, the Company recognizes an impairment loss. The Company measures the amount of the impairment loss as the amount by which the carrying value of the asset exceeds its fair value. The Subsidiary Bankruptcy Excess Reorganization Value is evaluated annually for events or conditions which would indicate impairment. Management estimates cash flows which can be expected for continuing to use the asset and then compares these estimated cash flows to the asset's carrying amount. If the estimated cash flows resulting from continuing to use the asset exceed the carrying amount of the asset, an impairment adjustment is not necessary. There has been no effect as of March 31,2001 of adopting SFAS 121.

h.  Stock-Based Compensation:

The Company will follow the fair value based method of accounting as  prescribed  by  SFAS  No.  123,  Accounting  for  Stock-Based
Compensation,  for  its  stock-based compensation.   The  Company
currently does not have a stock option plan.

i.   Principles  of Consolidation and Presentation --Wholly-Owned
Subsidiaries:

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and accounts have been eliminated in the consolidation.

j.  License Agreement:

The License agreement (See Note 3 below) is amortized over the life of the related patent technology (generally 17 years) using the straight-line method.

k.  Research and Development Costs:

The Company expenses any research and development costs in the period which they are incurred. There are no research and development costs incurred in the periods presented.


l.  Treasury Stock:

The   Company  utilizes  the  cost  method  to  account  for  the acquisition of Treasury Stock.

m.  Basis of Presentation:

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

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended
December 31, 2000.

Note 2:  Accounts Receivable

On November 6, 1998, Innovative Weaponry received a purchase order from Continental Weapons Ltd for 32,103 Night Sights. Continental was invoiced and a quantity of sights were shipped to South Africa. The balance of the order (approximately 1,000 sights) has been manufactured and is being held at the Company's manufacturing facility to be installed on the Griffon replica of the Colt 45 as they are received by the Company. The Company is receiving the first 1000 pistols sightless and are invoiced for a pistol without sights. The receivable is decreased by the number of sights used when they are installed on the pistols and income is credited for the sights installed. Due to Continental's inability to ship the entire 1000 pistol order, the receivable was not decreased materially during 1999. The Continental Weapons invoice remained unpaid as of December 31, 1999; however, the Company negotiated an agreement to sell the receivable for the full invoice value. The sale was consummated April 1, 2000 to Great Mughal Trade Associates, Ltd.(GMTA). GMTA purchased the receivable and the rights to 31,103 Night Sights for $900,000.00 paying $50,000.00 down and a note for $850,000.00 payable $85,000.00 per month for 10 months. $900,000 was removed from Continental's receivable account and was placed in a note receivable-GMTA account as a current asset due with in one year. This is a non-recourse transaction (Griffon has surrendered control and has no obligation to buy the receivable back) and has been accounted for as a secured note rather than the sale of a financial asset under Statement of Financial Accounting Standards No. 125. The night sights which under lie the receivable were valued at the original sales price to Continental for the purpose of the sale of the receivable. The $900,000 sales price represents the balance of the receivable after subtracting the sale of the 1000 night sights installed on the first 1000 pistols. GMTA has the right to repossess the sights and resell them to another purchaser should they be unable to collect from Continental.


                          3/31/01       12/31/00     9/30/00        6/30/00
                       ------------   -----------   -----------   ----------
Outstanding Invoice-
Continental              $       0     $       0      $   7,432    $  23,422

Receivable-GMTA          $ 290,591     $ 490,591      $ 725,000    $ 815,000

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

Note 4: Stockholders' Equity

The total number of all classes of authorized capital stock is 200,000,000 shares, all of which are Common Stock, $0.001 par value per share. As of March 31, 2000, there are 90,708,586 shares of common stock issued. An additional 19,000,000 shares of common stock has been earned under a previous consulting agreement with the Chairman. These shares were not issued to Mr. Wilson because the Company needed the shares to raise equity capital. Additionally, it was discovered that the authorized shares had not been properly filed with the State of Nevada. The Company retroactively corrected this issue during the second quarter. Mr. Wilson's shares are represented in the Equity section of the balance sheet as common stock earned but not issued.


Note 5:  Earnings (Loss) Per Common Share

Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the years 2000 and 1999. There were no common stock equivalents outstanding during the years 2000 and 1999. SFAS No. 128, Earnings per Share applies to entities with publicly held common stock and establishes standards for computing and presenting earnings per share (EPS). Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Note 6:  Income Taxes

At Dec. 31, 2000, the Company has available net operating loss carryforwards of approximately $ 5,300,000 for federal income tax purposes that begin to expire in 2008. The federal carryforwards resulted from losses generated in prior years and have created a deferred tax asset of $ 1,805,643. It is believed to be "more likely than not" that taxable income in the periods prior to the expiration of the deferred tax assets will not be sufficient for the deferred tax assets to be recognized; therefore, a valuation allowance of $1,805,643 has been recognized to offset the deferred tax assets. There are no deferred tax liabilities. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.





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

The Company's magnetic and hydraulic-magnetic technologies have been tested and approved by the American Bureau of Shipping and are being used by Louisiana Emergency Response Training facilities in Holden, LA.; Texas A&M Emergency Services Training Institute in College Station, TX; and Transportation Technology Center Emergency Response Training facility in Pueblo, CO. Demand for these products from governmental and industrial sources is largely estimated and while the Company has studied various markets, no assurance can be given that these products can be successfully marketed.

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

The carrying amounts of the Company's financial instruments at March 31, 2001 represent fair value.

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

Note 10:  Deferred Revenues

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

Note 12: Restatement of Prior Period Financials

As disclosed in Note 4 to these financial statements and more fully disclosed in the December 31, 2000 audited financial statement notes, the Company's Chairman has earned 19,000,000 shares of the Company's common stock under a previous consulting agreement. These shares have not been issued and are noted on the balance sheet as "Common Stock Earned but not Issued." The Retained Earnings Deficit has been increased by $360,000 to reflect the charge to earnings for the periods affected by this charge.

Item 2. Management's Discussion and Analysis or Plan of
Operation.

The Company had nine wholly owned subsidiaries at the end of the first quarter of 2001:

1. Innovative Weaponry Inc.

Innovative Weaponry is a manufacturer of tritium products available in night sights and other "night seeing" sights in the weapons industry. Both military and private gun owners currently purchase tritium based night sights with additional applications currently under research and development. The Innovative Weaponry products feature multi-color tritium sights with the front sight brighter than the rear sight thereby enhancing low light sighting. Innovative Weaponry products have been sold to original equipment manufacturers, certain members of the United States military (including two Navy Seal Teams, United States Customs, Drug Enforcement, Fish and Game, and state and local police departments nationwide. .

Innovative Weaponry sells under the federal trademark protected name "PT Night Sights"TM a multi-color 3-dot night sight using the radioactive isotope "tritium" in encapsulated form to provide light in low light and no light situations. Innovative Weaponry has also designed and manufactured some prototype sights using fiber optic material. Fiber optics utilizes ultra-violet rays and transmits these rays through a tube giving the shooter a phenomenal daytime sight picture.

2. Trident Technologies Inc.

Trident Technologies Corporation ("Trident"), is a manufacturer of the Gripper (a magnetic climbing device worn on the hand and feet), the Sea Patch formerly called the Underwater Seal and the Pro Mag. The Sea Patch is a magnetic "cam-on/cam-off" device used to seal leaks in the metal hulls of ships with both disaster and environmental markets. The magnetic technology utilized by Trident in its products is licensed from the Los Alamos National Laboratory ("Los Alamos National Lab") in Los Alamos, New Mexico.

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

A new management team for Trident was put in place during the first quarter of 2001. Michael Gatchell is the new President of Trident. Gatchell, of Virginia Beach, Va., brings more than 12 years of management experience in the shipping and maritime industry. A graduate of West Virginia University, Gatchell's primary background includes sales, marketing and upper-level management. Managing director and president of two international shipping and logistic companies over the past six years, Gatchell has extensive contacts and affiliates in the shipping and maritime communities as well as connections with worldwide distributors and manufacturers. He has stated that his primary and immediate goal will be to focus on Trident's shift from a research and development subsidiary to a highly profitable division.

Ronald Gorsline, a 20-year retired Navy veteran and a graduate of Saint Leo College, will be the new Trident vice president, with specific duties to include demonstrations as well as new designs of SeaPatch and ProMag. Gorsline, an explosives and ordnance safety consultant, brings more than 10 years of experience in the application, testing, design and procurement of Naval Special Warfare ordnance and munitions weapons and night vision systems. A retired Navy senior petty officer and a member of the SEAL
Teams for 14 years, Gorsline brings a wealth of knowledge in Special Operations. Having been a Deep Sea Diver aboard ship for six years prior to entering the SEAL teams, he has extensive experience in damage control, diving and salvage. Gorsline is a member of the American Society of Naval Engineers and also of the International Society of Explosives. In addition, he is a Certified Inspector of Dangerous Goods for all modes of transportation and has conducted the removal of underwater obstacles along with surface blasting for construction. He was initially employed by Trident as a sales consultant last year.

Buddy Peoples has been offered and has accepted a consulting agreement with Trident. Peoples, a graduate of the University of Florida and a former United States Navy Pilot, is currently the president and founder of Peoples Brown, a bi-partisan public relations company with an emphasis on political fundraising and lobbying for Fortune 500 companies, political action committees, unions and associations. Peoples has been recruited to help Trident market to the United States federal government, its potentially largest customer. His goals are to establish a GSA Contract so all departments of the federal government can purchase Trident's products, and also to create awareness at the Political Action Committee and legislative level to help mandate these products through policy and legislation.

Mordecai Smith, a seasoned competent financial professional with a bachelor of science in accounting and a M.B.A. in finance, is currently vice president of finance of Dominion Equity Holdings as well as president and CEO of 4H Investment Mutual, both located in Virginia Beach. Former chief financial officer and director of finance for Virginia Beach City Schools for eight years, he was the recipient of the "Most Distinguished Budget & Finance" Award by the state of Virginia government and Financial Officers Association in 1994. With experience in corporate level and municipal accounting, Smith was also the recipient of a federal commendation from the Department of Defense (DOD) for assistance in the development of the budgeting system for the defense division of the Congressional Budget Office (CBO). Smith's background and considerable political contacts will be a welcome addition to the Trident team.

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

5. Trade Partners International, Inc.

Trade Partners International, Inc. ("Trade Partners") continues to work with William Bayler toward the closing of the acquistion of "BikeDoctor" a privately held California corporation which manufactures and distributes bicycle tire sealant.

6.  Hallmark Human Resources, Inc.

Hallmark commenced business effective January 1, 2001. Hallmark was established to operate as a Professional Employer Organization ("PEO"), more commonly known as an employee leasing company. PEO's hire the employees of existing businesses and then lease the employees back to the company. This relieves the company of much of the "red tape" associated with maintaining permanent employees, and provides reduced administrative expense, workers' compensation premiums and similar costs due to the benefits of an economy of scale. Similarly, employees are afforded reduced costs for medical coverage, child care and other benefits.

Prior to Hallmark's creation, the Company and its subsidiaries had used the services of another PEO at a cost of approximately $4000.00 a month. Hallmark has now assumed this role. Hallmark intends to aggressively market its services to other employers in the current fiscal year.

7.  Unertl Optical Company, Inc.

In fiscal year 2000, the Company purchased the assets of the former John Unertl Optical Company, Inc. of Mars, Pennsylvania, a long time manufacturer of high quality rifle scopes and optical equipment and formed Unertl Optical Company, Inc. ("Unertl") as a wholly owned subsidiary to carry on the business. During the fourth quarter of 2000, we acquired the assets of the former John Unertl Optical Company. During the first quarter of 2001, the machinery, equipment and work in process inventory was relocated to our Ft. Worth, Texas manufacturing facility. We will retain the machinery and equipment necessary to commence production of the scopes. We are in process of inventorying the equipment and work in process and have determined that the sales value of the unused machinery, equipment and work in process inventory will bring the Company in excess of $1,000,000.00 over the purchase price. We have contracted with an expert in this field to determine the final pricing. This should be completed during the second quarter of 2001.Unertl products will be manufactured at the Company's facility in Haltom City, Texas.

8.  2826 Elm Street, Inc.

In  order  to  evaluate  the potential for involvement  in  areas unrelated to present operations, the Company in January, 2001 acquired the stock of 2826 Elm Street, Inc., the operator of a nightclub in the historic Deep Ellum entertainment district of Dallas, Texas. Within the past fifteen years the Deep Ellum area has evolved from a rundown warehouse district into an entertainment district of national prominence containing live music venues, restaurants, condominium projects and art galleries. This acquisition was made in order to evaluate the potential for future investments in this industry with a minimal investment by Company. Depending upon the results of operations from this venture, the Company may determine to seek additional projects in the entertainment business or may elect to dispose of 2826 Elm Street, Inc.

9.   Miniature Machine Corporation, Inc.

In March, 2001 the Company acquired the stock of Miniature Machine Corporation, Inc. {"MMC"}. Like Innovative Weaponry, MMC manufactures and distributes gun sights. The primary difference between the products of the two subsidiaries is that Innovative Weaponry markets fixed sights with tritium, while MMC's sights are adjustable and do not use tritium. The Company believes that MMC will integrate smoothly into its business plan and will ultimately provide some economy of scale which could not be achieved if two such operations were operated separately.
 .
Results of Operations

During the first quarter of 2001, the Company continued to expand its manufacturing capabilities in terms of manpower, line production and machining as it had throughout the previous fiscal year and continued to develop its new product lines. The Company ended the first quarter of 2001 with total assets of $3,676,548, compared to $2,960,903 at the end of fiscal year 2000, and $3,082,770 at the end of the first quarter of 2000. Further, the Company's fixed assets substantially increased in the first quarter of 2001 to$1,777,416 over the comparable period in 2000,of $344,332 and over the end of fiscal year 2000 of $949,351. This was due to several factors, including the Company's purchase of a new manufacturing and office facility in Haltom City, Texas, new computer equipment, and the assets of Miniature Machines Corporation in the first quarter of 2001 and the earlier purchase of the assets of the Unertl Optical Company in the fourth quarter of 2000. Closing on the new facility occurred on February 15, 2001. The sales price was $850,152.20. As of March 1, 2001, the Company had consolidated most of its subsidiaries at the new property and had closed the IWI manufacturing facility in Santa Ana, California.

The Company had net sales for the first quarter of 2001 of $250,081, compared to $274,393 in the first quarter of 2000 and $1,060,698 for fiscal year 2000. Gross profit on sales was $83,169, compared to $20,463 for the first quarter of 2000 and $21,627 for fiscal year 2000. This decrease was due to increases in various types of operating expenses. Advertising costs for the first quarter of 2001 were $80,862, compared to approximately $65,549 for the first quarter of 2000 and $407,719 in fiscal year 2000. This increase gave the Company's products a wider exposure in print media (magazine advertising sales catalogues and sales brochures) from the previous year especially with PT Night Sights. The Company also upgraded booth appearance and increased booth sizes at trade shows throughout the year. This was important since trade shows represent an opportunity to expand sales and networking opportunities for the Company's product lines.

General and administrative expenses and compensation costs have increased for the first quarter of 2001 were from $389,905 in
2000 to  $197,026 in 2001.   This increase was
consisted of up-grading our computer system, software programs and training, hiring additional office personnel to support our accounting and sales departments.

Third, we increased our compensation costs from $213,492 in 2000 to $444,892 in 2001. This was attributable to hiring 27 new employees and consultants.


Factors Affecting Liquidity and Capital Resources..

The Company is dependent upon cash on hand, revenues from the sales of its products, and its ability to raise cash through the sale of its shares. At present, the Company needs cash for monthly operating expenses in excess of its historic sales revenues. The Company will continue to require additional capital funding until sales of current products increase and sales of products under the Trident and Unertl lines are fully established. The Company will finance further growth through both public and private financing, including equity offerings, which will further dilute current shareholders' interests. If the Company is unable to raise sufficient funds to satisfy either short term or long term needs, there would be substantial doubt as to whether the Company could continue as a going concern on either a consolidated basis or through continued operation of any subsidiary, and it might be required to significantly curtail its operations, significantly alter its business strategy or forego market opportunities.

                   PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
The Company did not become a party to any legal proceeding during the first quarter of 2001. However, as a result of events occurring during the quarter, the Company commenced litigation against former Company director and Trident President Douglas Spring and former Trident Vice President Buren Palmer, II after the end of the quarter. The circumstances giving rise to this litigation and a copy of the Complaint are included in the Company's Form 8-K filed on May 11, 2001.
Item 4. Submission of Matters to a Vote of Security Holders.
The Company held it annual shareholders' meeting on March 28, 2001, in Las Vegas, Nevada to elect the board of directors for 2001. Up for re-election to another one-year term were Kenneth
E. Wilson, Patricia G. Wilson, David Gregor and Fred Rausch Jr. All of the candidates had previously served on the board of directors during 2000. With 77,897,371 authorized votes, all of the candidates received the required plurality for re-election. The tally was as follows:


Director                  Votes For Votes     Withheld

Kenneth E. Wilson         57,950,324          1,445,228
Patricia G. Wilson        48,661,820          10,733,732
David Gregor              57,904,301          1,491,251
Fred Rausch Jr.           58,272,288          1,123,264


A quorum of 38,948,686 votes was required for re-election. No other nominations received the required quorum. Prior to the annual meeting, but after notice of the meeting and nominees had been sent out to shareholders, nominee Douglas Spring had tendered letters of resignation as a director and as president of Trident Technologies Inc., a wholly owned subsidiary of the Company. No other matters were submitted to the meeting for vote.

Item 6. Exhibits and Reports on Form 8-K.

Exhibit
Number   Description                                     Location
------   -----------                                           --

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

15       NRC Registration Amendment                             *
           dated August 22, 1997


16       Request to Rescind Confirmatory Order                  *
           dated September 14, 1998

17       Distribution and Agency Agreement                      *
           dated October 15, 1999

18      Radioactive Materials License dated                     *
           October 09, 1999

19      U.S. Bankruptcy Court Order Confirming                  **
           Plan of Reorganization dated February 1,
           1995

20     Asset Purchase Agreement dated September                 **
          7, 2000 regarding purchase of assets of
           John Unertl Optical Company, Inc.

21    Purchase Agreement between 21st Century                   **
         Technologies, Inc. and Retired Persons
         Pharmacy of Texas, dated September 25, 2000.

22    Agreement dated April 1, 2000 between                     **
         Great Mughal Trade Associates, Ltd.
         and 21st Century Technologies, Inc.

23    Purchase Order dated April 3, 2000                        **

24    Subsidiaries of the Registrant                            **

99.1  Complaint filed by 21st Century Technologies,             ***
         Inc. and Trident Technologies, Inc. against Doug
         Spring and Buren Palmer, II, on April 27, 2001;

99.2  Order Partially Granting Application for                  ***
         Temporary Restraining Order and Scheduling
         Preliminary Injunction Hearing signed by
         Judge Terry Means on April 30, 2001; and

99.3  21st Century Technologies, Inc. press release             ***
         dated April 27, 2001.


* Incorporated by reference to the Form 10-SB filed with the SEC on January 27, 2000.

** Incorporated by reference to the Form 10-KSB filed with the SEC on April 12, 2001.

*** Incorporated by reference to the Form 8-K filed with the SEC on May 11, 2001



     (b) Reports on Form 8-K

On May 11, 2001, the Company filed a Form 8-K regarding the filing of a multi-count lawsuit against Doug Spring and Buren Palmer, II, in the United States District Court for the Northern District of Texas, Fort Worth Division, which hereby incorporated by reference in its entirety.

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        21st Century Technologies, Inc.
                        (Registrant)


Date May 23, 2001       /s/ Kenneth Wilson
                       Kenneth Wilson,
                       President