Form 10QSB/A
period 2001-03-31
21ST CENTURY TECHNOLOGIES INC
filed 2001-05-29
CIK 1090870

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

i.   Principles of Consolidation and Presentation  --Wholly-
Owned Subsidiaries:

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

Bankruptcy excess Reorganization Cost: Innovative Weaponry, Inc. (IWI) emerged from a bankruptcy filing under Chapter 11 of the US Bankruptcy Code, effective March 1, 1995. As a result of the Plan of Reorganization, IWI became a wholly owned subsidiary of 21st Century Technologies, Inc. and all prior IWI shareholders retained less that a 50% interest in the combined reorganized entities.

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

Item 2. Management's Discussion and Analysis or Plan of
Operation.
Furnish the information required by Item 303 of Regulation S-
B.
Description of Subsidiaries.

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

Working as a consultant for Trident Technologies, Mordecai Smith, is a seasoned competent financial professional with a bachelor of science in accounting and a M.B.A. in finance. He is currently vice president of finance for Dominion Equity Holdings as well as president and CEO of 4H Investment Mutual, both located in Virginia Beach. Former chief financial officer and director of finance for Virginia Beach City Schools for eight years, he was the recipient of the "Most Distinguished Budget & Finance" Award by the state of Virginia government and Financial Officers Association in 1994. With experience in corporate level and municipal accounting, Smith was also the recipient of a federal commendation from the Department of Defense (DOD) for assistance in the development of the budgeting system for the defense division of the Congressional Budget Office
(CBO). Smith's background and considerable political contacts will be a welcome addition to the Trident team.

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

9.   Miniature Machine Corporation, Inc.

In March, 2001 the Company acquired the stock of Miniature Machine Corporation, Inc. {"MMC"}. Like Innovative Weaponry, MMC manufactures and distributes gun sights. The primary difference between the products of the two subsidiaries is that Innovative Weaponry markets fixed sights with tritium, while MMC's sights are adjustable and do not use tritium. The Company believes that MMC will integrate smoothly into its business plan and will ultimately provide some economy of scale which could not be achieved if two such operations were operated separately.
 .
Results of Operations.

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

General and administrative expenses and compensation costs increased for the first quarter of 2001. The increase was from $197,026 in 2000 to $389,905 in 2001. This increase consisted of up-grading our computer system, software programs and training, hiring additional office personnel to support our accounting and sales departments.

Third, we increased our compensation costs from $213,492 in 2000 to $444,892 in 2001. This was attributable to hiring
27 new employees and consultants.

Factors Affecting Liquidity and Capital Resources.

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


                        21st Century Technologies, Inc.
                        (Registrant)


Date May 29, 2001       /s/ Kenneth Wilson
                       Kenneth Wilson,
                       President