Form 10QSB
period 2001-06-30
21ST CENTURY TECHNOLOGIES INC
filed 2001-08-14
CIK 1090870

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 2001

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



              APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
94,716,590 as of June 30, 2001
Transitional Small Business Disclosure Format (Check one): Yes
[ ] No [X]


                 PART I - FINANCIAL INFORMATION
This report includes "forward looking statements". All statements other than statements of historical fact included in this report are forward looking statements. Such forward looking statements include, without limitation, statements as to estimates, expectations, beliefs, plans, and objectives concerning the Company's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources" regarding the Company's estimate of sufficiency of existing capital resources and its ability to raise additional capital to fund cash requirements for future operations and acquisitions. The forward looking statements are subject to assumptions and beliefs based on current information known to the Company and factors that are subject to uncertainties, risk and other influences, which are outside the Company's control, and could yield results differing materially from those anticipated. The ability to achieve the Company's expectations is contingent upon a number of factors which include (i) availability of sufficient capital and capital market conditions, (ii) the Company's ability to produce and market its products as produced by its various subsidiaries (including, but not limited to, the PT Night Sights, MMC gun sights, Sea Patch, Gripper, Griffon 1911 Colt 45 replica sidearm, and tire sealant), (iii) effect of any current or future competitive products, (iv) on going cost of research and development activities, and (v) the retention of key personnel. "PT Night Sights", "Sea Patch", "Gripper" and "Griffon" are our trademarks. This report may contain trademarks and service marks of other companies.

Item 1. Financial Statements.

        21st Century Technologies, Inc. and Subsidiaries

                   Consolidated Balance Sheet
                           (Unaudited)

                                    June 30, 2001    June 30, 2000

Assets

Current Assets:
   Cash and cash equivalents              $48,876          $374,389
   Accounts Receivable, Net               381,213            38,339

   Inventories                            901,107           509,146
   Notes Receivable                       462,474           826,245
Total Current Assets                    1,793,670         1,748,119

Property, Plant, and Equipment,         2,005,622           454,607
Net

Other Assets, Net                         791,016           560,795
                                    -------------      ------------
Total Assets                           $4,590.308        $2,763,521
                                    =============      ============
Liabilities and Stockholders'
Equity

Current Liabilities:
   Accounts Payable-trade                $478,638           $65,230
   Accounts Payable-other                 144,476            43,707
                                     ------------      ------------
Total Current Liabilities                 623,114           108,937

Other Liabilities:
   Working Capital Advances             1,941,451         1,765,458
   Customer Deposits                        (274)           (4,243)
   Deferred Revenue                       225,000                 -
   Notes Payable                          162,272            12,685
                                     ------------      ------------
Total Other Liabilities                 2,328,449         1,773,900
                                     ------------      ------------
Total Liabilities:                     $2,951,563        $1,882,837

Stockholders' Equity:
   Common Stock,
94,716,590 and
52,657,240, issued and
outstanding shares at
$.001 par value
at June 30, 2001 & 2000 respectively       94,717            52,657
   Paid-in Capital                      8,437,163         4,607,583
   Common Stock Earned,
   but not Issued                         360,000           360,000
   Retained Earnings (Deficit)        (7,216,507)       (4,104,928)
   Treasury Stock                        (33,628)          (31,628)
   Stock Subscriptions                    (3,000)           (3,000)
                                     ------------      ------------
   Total Stockholders' Equity           1,638,745           880,684
                                     ------------      ------------
   Total Liabilities
    and Stockholders' Equity           $4,590,308        $2,763,521
                                     ============      ============

See Notes to Consolidated Financial Statements





                21st Century Technologies, Inc. and Subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)

                                  (Restated)     (Restated)
                                 3 Mos. Ended   3 Mos. Ended   6 mos. Ended     6 mos. Ended
                                 June 30, 2001  June 30, 2000  June 30, 2001    June 30, 2000

Revenues, Net                         $548,804        $213,953         $790,304       $448,346

Cost of Revenues                       170,646         235,681          371,879        489,611
                                   -----------     -----------  ---------------  -------------
Gross Profit                           378,158        (21,728)          418,425       (41,265)

General and administrative             428,137         231,559          918,355        428,684
expenses

Advertising & Selling                  151,384          40,460          232,820        109,661
Compensation Costs                     397,482         216,453          736,899        386,494

Depreciation and Amortization           47,826          41,411           90,420         74,108
                                   -----------     -----------  ---------------  -------------
Net Income (Loss)                    (646,671)       (551,611)     $(1,560,069)   $(1,040,212)

Estimated Income Taxes                       0               0                0              0
                                   -----------     -----------  ---------------  -------------
Net Income (Loss)                   $(646,671)      $(551,611)     $(1,560,069)   $(1,040,212)
                                   ===========     ===========  ===============  =============


Earnings (Loss) Per Common
Share:
   Basic & Diluted                     $(0.01)         $(0.01)          $(0.02)        $(0.02)

  21st Century Technologies, Inc. and Consolidated Subsidiaries
           Notes to Consolidated Financial Statements
        For the Three Months Ended June 30, 2001 and 2000
                           (Unaudited)

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

     B.         Cash and Cash Equivalents:

For purposes of reporting cash flows, the Company considers all cash on hand and in banks, certificates of deposit and other highly liquid debt instruments with maturity of three months or less at the date of purchase to be cash and cash equivalents.

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

     D.        Inventory:

Inventory consists of raw materials used in the manufacture of firearm products, sea patch and pro-mag products, work in process, and finished goods imported for resale. Inventory is carried at the lower of cost or market value, using the first-in, first-out method (FIFO).

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

     H.       Asset Impairment:

The Company adopted the provisions of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, in its financial statements for the year ended December 31, 1995. The Company prepares an undiscounted estimate of future cash flows for each long-lived asset (excluding production equipment) on an annual basis. If the carrying value of the asset exceeds undiscounted future cash flows expected to be produced by the asset, the Company recognizes an impairment loss. The Company measures the amount of the impairment loss as the amount by which the carrying value of the asset exceeds its fair value. The Subsidiary Bankruptcy Excess Reorganization Value is evaluated annually for events or conditions that would indicate impairment. Management estimates cash flows, which can be expected for continuing to use the asset, and then compares these estimated cash flows to the asset's carrying amount. If the estimated cash flows resulting from continuing to use the asset exceed the carrying amount of the asset, an impairment adjustment is not necessary. There has been no effect as of December 31, 2000 of adopting SFAS 121.

     I.   Stock-Based Compensation:

The Company will follow the fair value based method of accounting as  prescribed  by  SFAS  No.  123,  Accounting  for  Stock-Based
Compensation,  for  its  stock-based compensation.   The  Company
currently does not have a stock option plan.

     J.   Principles of Consolidation and Presentation -Wholly Owned
       Subsidiaries:

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and accounts have been eliminated in the consolidation.

     K.   License Agreement:

The License agreement is amortized over the life of the related patent technology (generally 17 years) using the straight-line method.

     L.   Research and Development Costs:

The Company expenses any research and development costs in the period, which they are incurred. There are no research and development costs incurred in the periods presented.

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

Note 2:  Accounts Receivable

On November 6, 1998, Innovative Weaponry received a purchase order from Continental Weapons Ltd for 32,103 Night Sights. Continental was invoiced and a quantity of sights was shipped to South Africa. The balance of the order (approximately 1,000 sights) has been manufactured and is being held at the Company's manufacturing facility to be installed on the Griffon replica of the Colt 45 as the Company receives them. The Company is receiving the first 1000 pistols sightless and is invoiced for a pistol without sights. The receivable is decreased by the number of sights used when they are installed on the pistols and income is credited for the sights installed. Due to Continental's inability to ship the entire 1000 pistol order, the receivable was not decreased materially during 1999. The Continental Weapons invoice remained unpaid as of December 31, 1999; however, the Company negotiated an agreement to sell the receivable for the full invoice value. The sale was consummated April 1, 2000 to Great Mughal Trade Associates, Ltd. (GMTA). GMTA purchased the receivable and the rights to 31,103 Night Sights for $900,000.00 paying $50,000.00 down and a note for $850,000.00 payable $85,000.00 per month for 10 months. $900,000 was removed from Continental's receivable account and was placed in a note receivable-GMTA account as a current asset due within one year. This is a non-recourse transaction (Griffon has surrendered control and has no obligation to buy the receivable back) and has been accounted for as a secured note rather than the sale of a financial asset under Statement of Financial Accounting Standards No. 125. The night sights, which under lay the receivable, were valued at the original sales price to Continental for the purpose of the sale of the receivable. The $900,000 sales price represents the balance of the receivable after subtracting the sale of the 1000 night sights installed on the first 1000 pistols. GMTA has the right to repossess the sights and resell them to another purchaser should they be unable to collect from Continental.

                    6/30/01    3/31/01    12/31/00   9/30/00    6/30/00

Outstanding
Invoice
-Continental              0            0          0      $7432    $23,422
Receivable-GMTA    $290,591     $290,591   $450,591   $725,000   $815,000

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

Note 4: Stockholders' Equity

The total number of all classes of authorized capital stock is 200,000,000 shares, all of which are Common Stock, $0.001 par value per share. As of June 30, 2001, there are 94,716,590 shares of common stock issued. An additional 19,000,000 shares of common stock has been earned under a previous consulting agreement with the Chairman. These shares were not issued to Mr. Wilson because the Company needed the shares to raise equity capital. Mr. Wilson's shares are represented in the Equity section of the balance sheet as common stock earned but not issued.

Note 5:  Earnings (Loss) Per Common Share

Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the years 2001 and 2000. There were no common stock equivalents outstanding during the years 2001 and 2000. SFAS No. 128, Earnings per Share applies to entities with publicly held common stock and establishes standards for computing and presenting earnings per share (EPS). Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.


For the Quarter Ended June 30, 2001

                                    Income         Shares       Per-Share
                                  (Numerator)   (Denominator)     Amount

Income                             ($646,671)

Basic EPS
Income available to Common
Stockholders                       ($646,671)     92,712,588        $(0.00)

Effect of Dilutive Securities

Common Stock earned but not        19,000,000
Issued

Diluted EPS

Income available to common
stockholders
    plus assumed conversions       ($646,671)     111,712,58        $(0.00)
                                  ===========    ===========    ===========

Note 6:  Income Taxes

At December 31, 2000, the Company has available net operating loss carry forwards of approximately $2,704,715 for federal income tax purposes that begin to expire in 2008. The federal carry forwards resulted from losses generated in prior years and have created a deferred tax asset o $919,603. It is believed to be "more likely than not" that taxable income in the periods prior to the expiration of the deferred tax assets will not be sufficient for the deferred tax assets to be recognized; therefore, a valuation allowance of $919,603 has been recognized to offset the deferred tax assets. There are no deferred tax liabilities. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

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

Note 10:  Business Segments

The Company has eight business segments: (a) Manufacture of night sights for handguns and other firearms (b) Manufacture of "the Gripper", a patented device used for climbing steel surfaces, and manufacture of an Emergency Magnetic-Hydraulic Sea Patch System (c) Importation and resale of firearms and (d) Manufacture and Distribution of a Tire Sealant product(inactive)
(e) Professional Employer Organization (f) Manufacture of telescopic sights (g) Internet Services (formerly CQB Armor, Inc)
(h) 2826 Elm Street, a night club. The majority of the Company's sales are derived from sales of night sights. Segments sales are not material to these financial statements.

Note 11:  Deferred Revenue
During the quarter-ended September 30, 2000, Trident received an order from Great Mughal Trade Associates, or GMTA, for 500 units of its Sea Patches. Under the terms of the contract, GMTA will pay Trident $600,000.00 for delivering the first 100 units. GMTA paid a non-refundable advance payment of $200,000.00 at the time it placed the order, a second installment of $200,000.00 during the manufacture of the units, and a final payment of $200,000.00 when Trident delivers the units. In September 2000, Trident received a non-refundable advance payment of $225,000.00 from GMTA. The amount was recorded as deferred revenue on the balance sheet, and will be recognized as revenue when we have fulfilled our obligation under the contract. The second installment payment will be reduced by $25,000.00 received in excess of the scheduled advance payment.

Note 12:  Restated Financial Statement

The Statement of Operations for this quarter and the six months ended 6/30/00 has been restated for comparative purposes. There are no changes to the financial statement other than breaking out expenses for ease of comparison.

Statement of            3 months ended 6/30/00    6months ended 6 /30/00
operations:
                        As           As Restated  As           As
                        previously                previously   Restated
                        Issued                    Issued
General & Admin Exp         448,472       231,559      924,539    428,684
Advertising & Selling             -        40,460            -    109,661
Compensation Costs                -       216,453            -    386,494

Item 2. Management's Discussion and Analysis or Plan of
Operation.
Description of Subsidiaries.

The Company had nine wholly owned subsidiaries at the end of the second quarter of 2001:

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

      3. Griffon USA, Inc.

Griffon USA, Inc. ("Griffon"), imports a .45 caliber semi-automatic pistol from continental Weapons (Pty) located in South
Africa. Griffon is regulated by the U.S. Bureau of Alcohol, Tobacco and Firearms.

      4. Net Construction, Inc.

On June 19, 2001, the name of company subsidiary CQB Armor, Inc. was changed to Net Construction, Inc. CQB Armor had been an inactive subsidiary since its formation due to the failure of a planned acquisition to close. The name was changed on order to effect the acquisition of Net Construction, a telecommunications and networking company originally founded in 1999. Net Construction currently offers a variety of services to its clients, including networking, telecommunication services, web hosting and development; security and access control systems and custom cabling design services.

      5. Trade Partners International, Inc.

Trade Partners International, Inc. ("Trade Partners") is acquiring a privately held California partnership, which manufactures and distributes bicycle tire sealant.


      6.  Hallmark Human Resources, Inc.

Hallmark commenced business effective January 1, 2001. Hallmark was established to operate as a Professional Employer Organization ("PEO"), more commonly known as an employee leasing company. PEO's hire the employees of existing businesses and then lease the employees back to the company. This relieves the company of much of the "red tape" associated with maintaining permanent employees, and provides reduced administrative expense, workers' compensation premiums and similar costs due to the benefits of an economy of scale. Similarly, employees are afforded reduced costs for medical coverage, childcare and other benefits.

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

     8.    2826 Elm Street, Inc.

In  order  to  evaluate  the potential for involvement  in  areas unrelated to present operations, the Company in January 2001 acquired the stock of 2826 Elm Street, Inc., the operator of a nightclub in the historic Deep Ellum entertainment district of Dallas, Texas. Within the past fifteen years the Deep Ellum area has evolved from a rundown warehouse district into an entertainment district of national prominence containing live music venues, restaurants, condominium projects and art galleries. This acquisition was made in order to evaluate the potential for future investments in this industry with a minimal investment by Company. Depending upon the results of operations from this venture, the Company may determine to seek additional projects in the entertainment business or may elect to dispose of 2826 Elm Street, Inc.

     9.     Miniature Machine Corporation, Inc.

In March 2001 the Company acquired the stock of Miniature Machine Corporation, Inc. ("MMC"). Like Innovative Weaponry, MMC manufactures and distributes gun sights. The primary difference between the products of the two subsidiaries is that Innovative Weaponry markets fixed sights with tritium, while MMC's sights are adjustable and do not use tritium. The Company believes that MMC will integrate smoothly into its business plan and will ultimately provide some economy of scale, which could not be achieved if two such operations were operated separately.
 .
Results of Operations.

The Company completed the second quarter of 2001 with total assets of $4,590,308, compared with $2,960,903 at the end of fiscal year 2000, and $2,763,521 at the end of the second quarter of 2000. The company's fixed assets consisting of property, plant and equipment were valued at $2,005,622 at the end of the second quarter of 2001, compared with $949,351 at the end of fiscal year 2000 and $454,607 at the end of the second quarter of 2000. This was due to several factors, which included the company's purchases of a new manufacturing and office facility in Haltom City, Texas, new computer equipment, and the assets of Miniature Machines Corporation, all of which took place during the first quarter of 2001, and the earlier purchase of the assets of the Unertl Optical Company in the fourth quarter of 2000.

The Company had net revenues for the second quarter of 2001 of $548,804 and total net revenues for the first two quarters of 2001 of $790,304. This compares with net revenues for the second quarter of 2000 of $213,953, and for the first two quarters of 2000 of $448,346. Gross profit on sales for the second quarter of 2001 was $378,158 and was $418,425 for the first two quarters of 2001, compared with a gross profit of ($21,738) for the second quarter of 2000 and ($41,265) for the first two quarters of 2000.

Advertising and selling expenses for the first quarter of 2001 were $151,384 and $232,820 for the first two quarters of 2001, compared with $40,460 for the first quarter of 2000, $109,661 for the first two quarters of 2000 and $407,719 for fiscal year 2000. This increase over comparable 2000 periods was due to increased print advertising costs (i.e.; magazine advertising, sales catalogs and brochures) as well as the development of internet advertising and websites, and upgraded exposure at trade shows.

General and administrative expenses were $428,137 for the second quarter of 2001 and $918,355 for the first two quarters of 2001, compared with $231,559 for the first quarter of 2000 and $428,684 for the first two quarters of 2000. Compensation costs for the first quarter 2000 were $397,482 and were $736,899 for the first two quarters of 2001, compared with $216,453 in the first quarter of 2000 and $386,494 in the first two quarters of 2000. These increases were attributable to costs associated with moving into the company's new facility in Haltom City, Texas and upgrading the companies computer system. They were also attributable to cash associated with hiring additional employees and developing a Human Resource Department and personnel necessary to properly staff the company's subsidiary Hallmark Human Resources.

Factors Affecting Liquidity and Capital Resources.

The Company is dependent upon cash on hand, revenues from the sales of its products, and its ability to raise cash through the sale of its shares. At present, the Company needs cash for monthly operating expenses in excess of its historic sales revenues. The Company will continue to require additional capital funding until sales of current products increase and sales of products under the Trident and Unertl lines are fully established. The Company may finance further growth through both public and private financing, including equity offerings, which may further dilute current shareholders' interests. If the Company is unable to raise sufficient funds to satisfy either short term or long term needs, there would be substantial doubt as to whether the Company could continue as a going concern on either a consolidated basis or through continued operation of any subsidiary, and it might be required to significantly curtail its operations, significantly alter its business strategy or forego market opportunities.

                   Part II - OTHER INFORMATION

Item 1. Legal Proceedings.
On April 27, 2001, the Company commenced litigation against former Company director and Trident President Douglas Spring and former Trident Vice President Buren Palmer, II. The circumstances giving rise to this litigation and a copy of the Complaint are included in the Company's Form 8-K filed on May 11, 2001. The litigation was subsequently settled pursuant to a settlement agreement executed by the parties on June 25, 2001. A further discussion of the litigation and the terms of the settlement are included in the company's form 8-K filed on July 13, 2001, after the close of the second quarter.
Item 6. Exhibits and Reports on Form 8-K.
  (a)  Exhibits

Exhibit
Number     Description                                             Location
-------   -------------                                          -----------

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

17       Distribution and Agency Agreement                            *
           dated October 15, 1999

18       Radioactive Materials License dated                          *
           October 09, 1999

19       U.S. Bankruptcy Court Order Confirming                      **
           Plan of Reorganization dated February 1,
           1995

20       Asset Purchase Agreement dated September                    **
           7, 2000 regarding purchase of assets of
           John Unertl Optical Company, Inc.

21       Purchase Agreement between 21st Century                     **
           Technologies, Inc. and Retired Persons
           Pharmacy of Texas dated September 25, 2000.

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

*** Incorporated by reference to the Form 8-K filed with the SEC on May 11, 2001


     (b) Reports on Form 8-K

The company filed one form 8-K during the first quarter of 2001. The 8-K filed on May 11, 2001 reported the commencement of the litigation described in Item I above and the entry of an order in that litigation prohibiting the defendants from attempting to transfer the Company's proprietary information during the course of that litigation.

The company filed no other Form 8-K's during the second quarter of 2001. However, on July 13, 2001, subsequent to the close of the second quarter, a Form 8-K was filed in connection with the settlement of the litigation described in Item 1 above.





                           SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              21st Century Technologies, Inc.
                              (Registrant)

Date 8/14/01                  /s/ Kenneth Wilson, President
                              (Signature)*

*Print the name and title of each signing officer under his signature.