Form 10QSB
period 2001-09-30
21ST CENTURY TECHNOLOGIES INC
filed 2001-11-13
CIK 1090870

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30. 2001

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

                             N/A
   (Former name, former address and former fiscal year, if
                  changed since last report)


                   APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 115, 169,300 as of September 30, 2001.
Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X ]

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

                        Consolidated Balance Sheet
                                (Unaudited)

                               Sept 30, 2001   Sept 30, 2000
                              --------------   -------------
Assets

Current Assets:
  Cash and cash equivalents      $     99,892      $  280,601
  Accounts Receivable, Net            692,621         457,390
  Inventories                       1,001,514         610,099
  Notes Receivable                    494,854         692,580
                                 ------------    ------------
Total Current Assets                2,288,881       2,040,670

Property, Plant, and                2,081,214         461,081
Equipment, Net
Other Assets, Net                     891,336         535,410
                                 ------------    ------------
Total Assets                          $5,261,      $3,037,161
                                  ===========    ============
Liabilities and
Stockholders' Equity

Current Liabilities:
  Accounts Payable-trade            $ 875,516       $  59,844
  Accounts Payable-other              360,595          90,356
  Deferred Income                     225,000         225,000
                                  -----------    ------------
Total Current Liabilities           1,461,111         375,200

Other Liabilities:
  Working Capital Advances          1,562,314       1,765,458
  Notes Payable                       534,648         141,678
                                  -----------    ------------
Total Other Liabilities             2,096,962       1,907,136
                                  -----------    ------------
Total Liabilities:                  3,558,073       2,282,336

Stockholders' Equity:
  Common Stock, issued
   115,169,300 and 52,857,240
   issued and outstanding shares at
   $.001 par value
   at Sept 30, 2001 and 2000          115,169          52,857
  Paid-in Capital                   9,072,821       4,730,298
  Common Stock Earned,
   but not Issued                     360,000         360,000
  Retained Earnings (Deficit)     (7,678,254)     (4,351,602)
  Treasury Stock                  (  163,378)     (   33,728)
  Stock Subsriptions              (    3,000)     (    3,000)
                                  -----------    ------------
  Total Stockholders' Equity        1,703,358         754,825
  Total Liabilities               -----------    ------------
   and Stockholders' Equity        $5,261,431      $3,037,161
                                  ===========    ============


 See    Notes    to   Consolidated   Financial Statements










                21st Century Technologies, Inc. and Subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)


                                   3 Mos. Ended    3 Mos. Ended   9 mos. Ended    9 mos. ended
                                   Sept 30, 2001   Sept 30, 2000  Sept 30, 2001   Sept 30, 2000
                                    -----------    -----------    -------------   ------------
Net Sales

Innovative Weaponry                 $   455,464      $  163,080      $1,023,679       $611,425
Club 2826                               164,081               0         208,562              0
Hallmark                                125,130        0170,091               0
Trident                                  22,065               0          48,567              0

Total Net Sales                         766,740         163,080       1,450,899        611,425

Cost of Sales                           215,187         151,912         609,486        562,606
                                    -----------     -----------    ------------    -----------
Gross Profit                            551,553          12,084         841,413         48,819

General and administrative              425,910         266,762       1,161,074      1,235,896
expenses

Advertising & Selling                    45,365                         316,247

Compensation Costs                      323,870                       1,151,338

Depreciation and Amortization            82,797          28,626         234,363         99,812
                                    -----------     -----------    ------------    -----------
Net Income (Loss)                     (326,389)       (283,304)    $(2,021,609)   $(1,286,889)

Estimated Income Taxes                        0               0               0              0
                                    -----------     -----------    ------------    -----------
Net Income (Loss)                    $(326,389)      $(283,304)     (2,021,609)   $(1,286,889)
                                    ===========     ===========    ============    ===========


Earnings (Loss) Per Common Share:
  Basic & Diluted                     $  (0.00)        $ (0.00)         $(0.02)        $(0.02)



See Notes to Consolidated Financial Statements

       21st Century Technologies, Inc. and Consolidated Subsidiaries
                Notes to Consolidated Financial Statements
          For the Three Months Ended September 30, 2001 and 2000
                                (Unaudited)

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

Innovative Weaponry, Inc. - New Mexico was incorporated on June 22, 1988 under the laws of the State of New Mexico. The Company was formed for the development and sale of specialized firearms, firearm systems and related equipment. On September 14, 1992, Innovative Weaponry, Inc. filed a petition for relief under Chapter 11 of the Federal Bankruptcy Laws in the United States Bankruptcy Court of the District of New Mexico. Under Chapter 11, certain claims are stayed while the Debtor continues business operations as Debtor-in-Possession. On August 19, 1994, IWI-NV (now 21st Century Technologies, Inc.) and IWI-NM entered into a letter of intent whereby IWI-NV would use its unregistered, restricted common stock and cash to satisfy certain obligations of IWI-NM in settlement of IWI'S-NM's bankruptcy action. On February 1, 1995, the U. S. Bankruptcy Court of the District of New Mexico confirmed the IWI'S-NM's plan of reorganization. The plan became effective 30 days after its confirmation. IWI-NM became a wholly owned subsidiary of Innovative Weaponry, Inc. (IWI-NV) (formerly First National Holding Corporation) (FNHC Nevada) (now known as 21st Century Technologies, Inc.), a publicly owned company.

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

Note 3: Stockholders' Equity

The total number of all classes of authorized capital stock is 200,000,000 shares, all of which are Common Stock, $0.001 par value per share. As of September 30, 2001, there are 115,169,300 shares of common stock issued and outstanding. An additional 19,000,000 shares of common stock has been earned under a previous consulting agreement with the Chairman. These shares were not issued to Mr. Wilson because the Company needed the shares to raise equity capital. Additionally, it was discovered that the authorized shares had not been properly filed with the State of Nevada. The Company retroactively corrected this issue during the second quarter of 2000. Mr. Wilson's shares are represented in the Equity section of the balance sheet as common stock earned but not issued. An adjustment to the 1997 ending retained earnings was recorded to record the compensation expense incurred by the Company

Note 4:  Earnings (Loss) Per Common Share

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

                                       For the Quarter Ended Sept 30, 2001
                                      -------------------------------------
                                        Income        Shares       Per-Share
                                      (Numerator)  (Denominator)    Amount
                                       ---------   ------------    --------
Income                                                ($326,389)

Basic EPS
Income available to Common              (326,389)    115,169,300    $(0.00)
Stockholders

Effect of Dilutive Securities

Common Stock Earned but not Issued     19,000,000

Diluted EPS

Income available to common stockholders
  Plus assumed conversions             ($326,389)    134,169,300    $(0.00)
                                       ==========    ===========  =========


Note 5:  Income Taxes

At December 31, 2000, the Company has available net operating loss carryforwards of approximately $2,704,715 for federal income tax purposes that begin to expire in 2008. The federal carryforwards resulted from losses generated in prior years and have created a deferred tax asset o $919,603. It is believed to be "more likely than not" that taxable income in the periods prior to the expiration of the deferred tax assets will not be sufficient for the deferred tax assets to be recognized; therefore, a valuation allowance of $919,603 has been recognized to offset the deferred tax assets. There are no deferred tax liabilities. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

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

The carrying amounts of the Company's financial instruments at December 31, 2000 and 1999 represent fair value.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Description of Subsidiaries.

The Company had nine wholly owned subsidiaries at the end of the third quarter of 2001:

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

The Pro Mag is designed to stop leaks on rail cars, tankers and pipelines. The Pro Mag can be applied to rounded surfaces and corners, and used in other applications.

      3. Griffon USA, Inc.

Griffon USA, Inc. ("Griffon"), imports a .45 caliber semi-automatic pistol from continental Weapons (Pty) located in South Africa. Griffon is regulated by the U.S. Bureau of Alcohol, Tobacco and Firearms. Due to fewer sales than anticipated, the Company is in the process of liquidating the assets of Griffon.

      4. Net Construction, Inc.

On June 19, 2001, the name of company subsidiary CQB Armor, Inc. was changed to Net Construction, Inc. CQB Armor had been an inactive subsidiary since its formation due to the failure of a planned acquisition to close. The name was changed on order to effect the acquisition of Net Construction, a telecommunications and networking company originally founded in 1999. It was the company's intent to offer through Net Construction a variety of telecommunications services. Due to higher than anticipated overhead expense, the Company has decided to cease operations of Net Construction.

      5. Trade Partners International, Inc.

Trade Partners International, Inc. ("Trade Partners") is in negotiations to conclude its acquistion of a privately held California partnership which manufactures and distributes bicycle tire sealant.


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

Prior to Hallmark's creation, the Company and its subsidiaries had used the services of another PEO at a cost of approximately $4000.00 a month. Hallmark has now assumed this role. Hallmark received its license to operate as a staff licensing service from the Texas Department of Licensing and Regulation, effective August 30, 2001. Hallmark is currently marketing its services to potential clients. On June 27, 2001, it finalized a marketing agreement with Great Southwest Insurance Brokerage, an agency with over four thousand agents throughout Texas. On October 11, 2001, a similar agreement was finalized with Hildebrand Insurance Services, with affiliates in West Virginia, Virginia, Kentucky and North Carolina.

     7.   Unertl Optical Company, Inc.

In the fourth quarter of 2000, the Company purchased the assets of the former John Unertl Optical Company, Inc. of Mars, Pennsylvania, a long time manufacturer of high quality rifle scopes and optical equipment and formed Unertl Optical Company, Inc. ("Unertl") as a wholly owned subsidiary to carry on the business. During the first quarter of 2001, the machinery, equipment and work in process inventory was relocated to the Company's Ft. Worth, Texas manufacturing facility. The Company has initiated production of the two inch target scopes, and intends to commence production of the Unertl "10X " scope by the end of the year.

     8.    2826 Elm Street, Inc.

In order to evaluate the potential for involvement in areas unrelated to present operations, the Company in January 2001 acquired the stock of 2826 Elm Street, Inc., the operator of a nightclub in the historic Deep Ellum entertainment district of Dallas, Texas. Within the past fifteen years the Deep Ellum area has evolved from a rundown warehouse district into an entertainment district of national prominence containing live music venues, restaurants, condominium projects and art galleries. This acquisition was made in order to evaluate the potential for future investments in this industry with a minimal investment by the Company. The company has now determined to consolidate its interests in its more traditional lines of business and has determined to sell this property if it receives a satisfactory offer.

     9.     Miniature Machine Corporation, Inc.

In March 2001 the Company acquired the stock of Miniature Machine Corporation, Inc. ("MMC"). Like Innovative Weaponry, MMC manufactures and distributes gun sights. The primary difference between the products of the two subsidiaries is that Innovative Weaponry manufactures and markets fixed sights, while MMC's sights are adjustable. The Company believes that MMC will integrate smoothly into its business plan and will ultimately provide some economy of scale, which could not be achieved if two such operations were operated separately.

Results of Operations.

The Company completed the third quarter of 2001 with total assets of $5,261,431, compared with $2,960,903 at the end of fiscal year 2000, and $3,037,161 at the end of the third quarter of 2000. The company's fixed assets, consisting of property, plant and equipment, were valued at $2,081,214 at the end of the third quarter of 2001, compared with $949,351 at the end of fiscal year 2000 and $461,081 at the end of the third quarter of 2000. This continued increase since the end of the third quarter of 2000 was due to several factors, including the Company's acquisition of a new manufacturing and office facility in Haltom City, Texas, new computer equipment, and the acquisition of the assets of Miniature Machines Corporation, all of which took place during the first quarter of 2001, and the earlier purchase of the assets of the Unertl Optical Company in the fourth quarter of 2000.

The Company had net revenues for the third quarter of 2001 of $766,740, compared to second quarter, 2001 net revenues of $548,804, and third quarter, 2000 net revenues of $163,080. Total net revenues for the first three quarters of 2001 were $1,450,899. This was more than twice the amount of net revenues in the comparable period of 2000 (net revenues for first three quarters of 2000 of $611,425).

Gross profit on sales for the third quarter of 2001 was $551,553 and was $841,413 for the first three quarters of 2001, compared with a gross profit of $12,084 for the third quarter of 2000 and $48,819 for the first three quarters of 2000.

Advertising and selling expenses for the third quarter of 2001 were $45,365, and were $316,247 for the first three quarters of 2001. General and administrative expenses were $425,910 for the third quarter of 2001 and $1,161,074 for the first three quarters of 2001, compared with $266,762 for the third quarter of 2000 and $1,235,896 for the first three quarters of 2000, representing a slight decrease over the comparable three quarter period in 2000. Compensation costs for the third quarter of 2001 were $323,870, marking a decrease of approximately $60,000 from those same costs in the second quarter of 2001 of $397,482. Compensation costs were $1,151,338 for the first three quarters of 2001.

A comparison of net revenues and expenses for the first three quarters of 2001 evidences a trend of increasing revenues coupled with decreasing expenses. First quarter 2001 net revenues were $250,081; second quarter 2001 net revenues were $548,804; third quarter 2001 net revenues were $766,740. Total advertising costs, general and administrative expenses and compensation costs for the same periods were $915,639, $977,003 and $795,145 respectively.

Factors Affecting Liquidity and Capital Resources.

The Company is dependent upon cash on hand, revenues from the sales of its products, and its ability to raise cash through the sale of its shares and the leveraging of its assets for debt. At present, the Company needs cash for monthly operating expenses in excess of its historic sales revenues. The Company will continue to require additional capital funding until sales of current products increase and sales of products under the Trident and Unertl lines are fully established. The Company may finance further growth through both public and private financing, including equity offerings, which may further dilute current shareholders' interests. If the Company is unable to raise sufficient funds to satisfy either short term or long term needs, there would be substantial doubt as to whether the Company could continue as a going concern on either a consolidated basis or through continued operation of any subsidiary, and it might be required to significantly curtail its operations, significantly alter its business strategy or forego market opportunities.

                   Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

On September 5, 2001, Patricia Wilson a former officer and director of the Company, filed suit against the Company and directors Ken Wilson, Jim Mydlach and Dave Gregor. The suit is pending in the 153rd District Court of Tarrant County, Texas in Cause Number 153-189311-01. The suit arises out of Ms. Wilson's termination as an officer and director of the company on August 31, 2001. The causes of action asserted against the Defendants include breach of fiduciary duty, breach of contract, defamation and negligent investigation. The Petition seeks actual damages of $500,000.00, exemplary damages of $10,000,000, and 9,000,000 shares of Company stock. A further discussion of the litigation is included in the Company's Form 8-K filed as of September 26, 2001.

Item 6. Exhibits and Reports on Form 8-K.

  (a)  Exhibits

Exhibit
Number     Description                                  Location
-------    -------------                                -------

1          Articles of Incorporation of First National
           Holding Corporation dated January  28, 1994      *

2          Certificate  of Amendment to  Articles of
           Incorporation filed September 19, 1994           *

3          Certificate  of Amendment to  Articles of
           Incorporation filed September 29, 1995           *
           1995

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


     (b) Reports on Form 8-K

The Company filed one Form 8-K during the third quarter of 2001. The 8-K filed as of September 26, 2001 reported the commencement of the litigation described in Part II, Item I above. The company filed no other Form 8-K's during the third quarter of 2001.


SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          21st Century Technologies, Inc.
                          (Registrant)


Date November 12, 2001    /s/ Ken Wilson, President
                          (Signature)*