Form 10KSB
period 2001-12-31
21ST CENTURY TECHNOLOGIES INC
filed 2002-04-16
CIK 1090870

________________________________________________________________________________
SEC       POTENTIAL  PERSONS WHO ARE TO RESPOND TO THE COLLECTION OF INFORMATION
2337 (3-  CONTAINED IN THIS FORM ARE NOT  REQUIRED  TO  RESPOND  UNLESS THE FORM
02)       DISPLAYS A CURRENTLY VALID OMB CONTROL NUMBER.
________________________________________________________________________________

                                                      __________________________
                                                             OMB APPROVAL
                                                      OMB Number: 3235-0420
                                                      Expires: March 31,2005
                                                      Estimated average burden
                                                      hours per response: 294.00
                                                      __________________________



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                   ___________________________________________

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________________ to _____________

                        Commission file number:000-29209
                                               _________


                         21ST CENTURY TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

             NEVADA                                        48-111056
_______________________________             ____________________________________
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                 5050 EAST BELKNAP, HALTOM CITY, TEXAS    76117
               __________________________________________________
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number (817) 838-8011
                          ______________

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

                      $0.001 PAR VALUE COMMON VOTING STOCK
________________________________________________________________________________
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to ITEM 405 OF REGULATION S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's  revenues for its most recent fiscal year.
________________________________

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

NOTE: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 165, 313,545 ISSUED COMMON SHARES AS OF April 10, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                NOT APPLICABLE.

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

(a) Business Development.

21st Century Technologies, Inc. ("the Company") is a Nevada corporation. The Company merged into a "public shell" (formerly First National Holding
Corporation) after acquiring certain assets of Innovative Weaponry, Inc., a debtor in bankruptcy, and commenced trading on June 1, 1995. The name of the Company was changed from Innovative Weaponry, Inc. to 21st Century Technologies, Inc. on September 25, 1995. Authorized capital of the Company is 200,000,000 shares of common voting stock par value $.001 per share. The Company has issued 165,313,545 shares effective April 10, 2002 and on a fully diluted basis 184,313,545 shares.

(b) Business of Issuer.

SUBSIDIARIES, THEIR PRODUCTS, SERVICES, AND MARKETS.

The Company had eight subsidiaries at the end of the reporting fiscal year:

1. Innovative Weaponry Inc.

Innovative Weaponry is a manufacturer night sights utilizing tritium. Products are available to both public entities and private gun owners. The Innovative Weaponry products feature multi-color tritium sights with the front sight brighter than the rear sight thereby enhancing low light sighting. Innovative Weaponry products have been sold to original equipment manufacturers, members of the United States military (including Navy Seal Teams, United States Customs, Drug Enforcement agencies, Fish and Game departments, and numerous state and local police departments nationwide.

Innovative Weaponry sells under the federal trade mark protected name "PT Night Sights(TM)" a multi-color 3-dot night sight using the radioactive isotope tritium in encapsulated form to provide light in low light and no light situations. Innovative Weaponry's domestic competition is: (1) Trijicon (2) Meprolight and (3) Trilux. Each of these companies is private and no public sales figures are available.

Tritium  is a  radioactive  product  that  is  regulated  by  the  U.S.  Nuclear
Regulatory Commission ("NRC") and the Texas Department of Health (TDH). Innovative Weaponry is licensed with the NRC and TDH to import tritium in connection with the manufacture of its night sights. Innovative Weaponry is a New Mexico corporation and is owned 100% by the Company.

2. Trident Technologies Inc.

Trident Technologies Corporation ("Trident") manufactures a series of products based upon magnetic technology licensed from the Los Alamos National Laboratory in Los Alamos, New Mexico. The license is set-forth in a "Limited Exclusive Patent License Agreement Between The Regents of the University of California and Trident Technologies Corporation for Seal Device for Ferromagnetic Containers" (Los Alamos Control Number 97-41-00226.) Trident is a Nevada corporation and is owned 100% by the Company.

The SeaPatch is a magnetic "cam-on/cam-off" device used to seal leaks in the metal hulls of ships. The ProMag is a similar design used to stop leaks on rail cars, tankers and pipelines, and can be applied to rounded surfaces and corners as well as used in other applications. The SeaPatch and ProMag have applications in both the disaster and environmental markets. The technology is based on a patented magnetic means of implementing emergency ship, storage container, pipeline and other repairs where surface integrity has been breached as in the case of a rip or tear to a ship's hull. The technology utilizes certain aspects of the "Gripper" magnetic pack and cam-on/cam-off technology to attach a compression patch to tears, stress fractures and punctures in a ship's hull above or below the waterline.

This technology provides a new approach to resolving a problem having high public visibility due to the extensive environmental focus on potentially hazardous chemical and oil spills from pipelines, storage containers, railroad cars and marine transport vessels.

Trident also manufactures the Gripper, a product worn on hands and feet to enable the user to climb or traverse any steel surface. It is a lightweight magnetic device (each Gripper weighs only 1.5 pounds) that attaches to any ferromagnetic material, such as iron, steel, or their alloys. It fastens smoothly to a surface and can be attached or detached with only one hand or foot. Using a set of four Grippers on the hands and feet the user can climb a vertical surface, releasing and repositioning the Grippers as he ascends. Wearing Grippers, a person can move up, down, or sideways.

The Gripper was invented at the Los Alamos National Lab at the request of the United States Department of Defense. The technology transfer from Los Alamos Lab to Trident was facilitated through Trade Partners International, Inc. The founder and President of Trade Partners was Dr. Thomas E. Murphy who is a recognized national expert in the field of special operations, paramilitary, and counter-terrorist operations and activities. Trident holds an exclusive worldwide, all applications license to commercially market the technology.

The  Gripper  technology  is  patented  in  the  United  States  with  potential applications in such areas such as bridge inspection, tank inspection, underwater welding on ship's hulls, underwater inspection of off-shore oil rigs structural support towers, ship's hull inspections, coating inspections, and emergency repairs on ship's hulls.

Trident markets its products to private industry, including the maritime and salvage industries, as well as governmental entities.

3. Griffon USA, Inc.

Griffon USA, Inc. ("Griffon"), has been an importer of .45 caliber semi-automatic pistols from Continental Weapons (Pty) located in South Africa. Due to fewer sales than anticipated, the Company is liquidating the assets of Griffon.

4. Net Construction, Inc.

On June 19, 2001, the name of CQB Armor, Inc., a 100% owned subsidiary of the Company, was changed to Net Construction, Inc. CQB Armor had been an inactive subsidiary since its formation due to the failure of a planned acquisition to close. The name was changed in order to effect the acquisition of Net Construction, a telecommunications and networking company originally founded in 1999. It was the Company's intent to offer through Net Construction a variety of telecommunications services. Due to higher than anticipated overhead expense, the Company discontinued operations of Net Construction.

5. Trade Partners International, Inc.

Trade Partners International, Inc. ("Trade Partners") was not actively engaged in any trade or business, acting solely as a technology transfer facilitator of the magnetic technology license from the Los Alamos Lab, until October 15, 1999, when it entered into a Memorandum Agreement with FinnCo Manufacturing, LLC, a privately owned corporation based in South Africa. Under the terms of the distribution agreement, Trade Partners has the right to distribute a mono-ethylene glycol and water based product used to seal punctures in tube and tubeless tires ("the sealant") exclusively in the U.S., Canada, Caribbean, India and Mexico for a ten-year initial period subject to extension. Trade Partners is a Nevada corporation and is 100% owned by the Company.

6.  Hallmark Human Resources, Inc.

Hallmark Human Resources, Inc. ("Hallmark"), a wholly owned subsidiary of the Company, was incorporated as a Nevada corporation on October 9, 2000. It commenced business effective January 1, 2001. Hallmark was established to operate as a Professional Employer Organization ("PEO"), more commonly known as an employee leasing company. A PEO hires the employees of an existing business and then lease the employees back to the company. This relieves the company of much of the "red tape" associated with maintaining permanent employees, and provides reduced administrative expense, workers' compensation premiums and similar costs due to the benefits of an economy of scale. Similarly, employees are afforded reduced costs for medical coverage, childcare and other benefits.

Prior to Hallmark's creation, the Company and its subsidiaries had used the services of another PEO at a cost of approximately $4000.00 a month. Hallmark has now assumed this role. Hallmark intends to aggressively market its services to other employers in the current fiscal year.

7.  Unertl Optical Company, Inc.

Unertl Optical Company, Inc. ("Unertl"), a wholly owned subsidiary of the Company, was incorporated as a Nevada corporation on October 9, 2000. Unertl has purchased the assets of the former John Unertl Optical Company, Inc. of Mars, Pennsylvania, a long time manufacturer of superior quality riflescopes and optical equipment. The purchase price for the assets of the John Unertl Optical Company, Inc. was $250,000.00. Under the Asset Purchase Agreement, it was originally agreed that the Company would also purchase the Seller's building located in Mars, Pennsylvania for an additional $300,000.00. The parties later agreed to delete this portion of their agreement. Unertl is known primarily for its Marine Corp 10X sniper scope. The John Unertl Optical Company, Inc. had received a large number of individual requests for this highly regarded scope over the years that it was unable to fulfill, since it had ceased manufacturing new product. The new Unertl Optical Company, Inc. has contacted many of the individuals who requested scopes, and plans to build scopes to fill the remaining requests, utilizing as much as possible the large inventory of Unertl scope parts and raw materials that it acquired in the purchase of the business. Unertl also intends to seek contracts with the military and governmental agencies.

8.  2826 Elm Street, Inc.

In order to evaluate the potential for involvement in areas unrelated to present operations, the Company in January 2001 acquired the stock of 2826 Elm Street, Inc., the operator of a nightclub in the historic Deep Ellum entertainment district of Dallas, Texas. Within the past fifteen years, Deep Ellum has evolved from a rundown warehouse district into an entertainment district of national prominence containing live music venues, restaurants, condominium projects and art galleries. This acquisition was made in order to evaluate the potential for future investments in this industry with a minimal investment by Company. The company has now determined to consolidate its interests in its more traditional lines of business and has determined to sell this property if it receives a satisfactory offer.

9.  Miniature Machine Corporation, Inc.

In March 2001, the Company acquired the stock of Miniature Machine Corporation, Inc. {"MMC"}, a manufacturer and distributor of gun sights. The primary difference between the products is that Innovative Weaponry markets fixed sights, while MMC sights are adjustable. The Company believes that MMC will integrate smoothly into its business plan and will ultimately provide some economy of scale.

DISTRIBUTION METHOD OF THE PRODUCTS AND SERVICES.

The Company's distribution methods vary with each subsidiary. The Innovative Weaponry, Griffon and Trade Partners subsidiaries sell their products and services through a combination of (1) direct sales, (2) sales through distribution agents, and (3) sales through manufacturers and supply houses. It is anticipated that Unertl will utilize similar distribution methods. The distribution of Trident products utilizes both direct sales and agency representation, and is directed to both the private sector, such as the maritime shipping, salvage and repair industries, and the governmental sector, both domestic and foreign.

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

Innovative Weaponry is one of only three U.S. manufacturers who produce tritium gun sights. Innovative Weaponry is currently the only importer of tritium from South Africa. Its major competitors import from either Switzerland or Canada. The license to import tritium is issued by the U.S. Nuclear Regulatory Commission. This license confers competitive advantage in that any new manufacturer of tritium gun sights would need to obtain regulatory approval to import tritium. Although it is possible that a new manufacturer could obtain the necessary license to import tritium in order to compete with Innovative Weaponry, the time involved in obtaining such a license could delay market entry, thereby providing the Company with a slight competitive advantage over a new entrant into the market.

PT Night Sights(TM) appeals to gun users who desire help in alleviating the poor level of accuracy in low light conditions. PT Night SightsTM are sold primarily to the military, sportsmen, law enforcement, government agencies and gun enthusiasts.

Innovative Weaponry was the first manufacturer in the United States to introduce the multi-colored 3-dot design for tritium enhanced gun sights. Innovative Weaponry provides custom work for a broad line of guns and offers a limited lifetime warranty on its products as a means of providing extra service and product appeal to its customers. Its primary competitors, when surveyed, offered only limited custom work and warranties of 10-12 years on their tritium night sights.

The magnetic technology utilized by Trident is licensed from Los Alamos National Laboratory, and therefore potential competitors would have to attempt to replicate the technology in such a manner so as not to infringe upon Trident's intellectual property rights. The future growth of Trident will depend on the acceptance of its products. As the market for Trident's products expands it can be expected that competitors will seek to introduce alternative products. Trident will seek to differentiate its products with reliance upon superior design, functionality and customer support. There also exists the possibility that foreign manufacturers may seek to duplicate Trident's products and technology and attempt to distribute them in foreign markets, which might require foreign patent litigation if Trident intends to enforce its patent rights in these foreign markets. The cost of such litigation may be economically prohibitive.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSION, ROYALTY PAYMENTS OR LABOR CONTRACTS, AND DURATION.

The Innovative Weaponry subsidiary has a license from the Nuclear Regulatory Commission to import tritium, a radioactive isotope, from South Africa.
Currently, Innovative Weaponry is importing 100% of its tritium from suppliers in South Africa.

The Trident subsidiary has an exclusive Los Alamos National Laboratory license to use patented and trade secret protected magnetic technology used in the Gripper, SeaPatch and ProMag. Trident, as sub-licensee, is obligated to pay a royalty fee of 8.0% on income (as defined in the License Agreement) from products sold using the patented technology. Further, Trident is obligated to pay an annual maintenance fee that will be $24,000 for the remaining years of the License Agreement. All royalty fees paid during a specific year are to be credited to that year's maintenance fee and the maintenance fee requirement is considered met if the royalty payments during a License Agreement year are equal to exceed the required maintenance fee.

NEED   FOR   GOVERNMENTAL  APPROVAL  OF  PRINCIPAL  PRODUCTS   OR SERVICES.

The Company is currently regulated by three agencies of the United States and by the Texas Department of Health in connection with its activities involving firearms and tritium. The federal regulatory agencies are the Bureau of Alcohol, Tobacco and Firearms (the "ATF"); the Nuclear Regulatory Commission (the "NRC"); and the Occupational Health and Safety Administration ("OSHA").

The ATF regulates the import and sale of firearms by Innovative Weaponry and Griffon. The NRC regulates the importation of tritium and its use in the manufacture of PT Night SightsTM.

Each of these agencies has granted Innovative Weaponry, MMC and Griffon all necessary permits, licenses and/or grants of authority to transact business. Substantial rules and regulations control the manner in which these subsidiaries transact business. The Company is required to maintain books and records in connection with their firearms business and are subject to onsite inspection by these agencies. Both the Innovative Weaponry and MMC subsidiaries will continue to need ATF and NRC approval to do business. The grant of these licenses from governmental agencies is subject to certain record requirements, periodic inspections, and timely reporting. If these subsidiaries failed to comply with these requirements, it is possible that the responsible government agencies could cancel, suspend, or qualify those companies' rights to do business in regulated fields.

EFFECT OF EXISTING OR PROBABLE GOVERNMENT REGULATIONS ON BUSINESS.

Currently, the existing regulations of the ATF and NRC impact upon the Company's business with respect to the Innovative Weaponry, Griffon and MMC subsidiaries.

The Company believes that there is a push towards legislation mandating a type of lock on firearms as a safety measure. In addition, there may be an attempt by both the public and private sectors to hold firearm manufacturers liable for damages caused by a criminal who, while committing a crime, uses a firearm to cause injury or death. Class actions in the asbestos, breast implant and cigarette industries are examples of this type of litigation. Class action litigation against handgun manufacturers by Attorney Generals of various states, municipalities and federal governmental agencies has been initiated against well-known manufacturers such as Colt Industries, Inc. As a result, many handgun manufacturers are being forced to defend multi-million dollar lawsuits seeking damages for personal and property damages caused by the illegal use of handguns by criminals. It is uncertain at this time whether actions of this type will continue to be filed and, if so, what the outcome of such litigation will be. If they are not settled, dismissed or resolved favorably for the manufacturers and distributors, they could result in monetary judgments that could effectively bankrupt these entities.

Although the regulation of the ownership of firearms, including handguns, is protected by the Bill of Rights of the United States Constitution, handgun manufacturers may be unsuccessful in defending themselves or in getting judgments overturned or reduced on appeal.

We distribute handguns through our Griffon subsidiary as opposed to being a manufacturer. To date, sales of Griffon's line of replica handguns has been limited to less than 1500 Colt 45 1911 replicas. At the close of the current fiscal year we were evaluating the likelihood of future class action litigation and future sales to determine whether to continue in the distribution of the Griffon line of handguns. Subsequent to the close of the current fiscal year we made the decision to discontinue the sales of the Griffon line of handguns entirely after disposing of the current stock on hand. We believe that this will have a minimal impact upon the Company's financial picture overall since Griffon sales have historically been minimal.

We believe that any legislation or litigation of the type discussed above in connection with Griffon would have no impact on Innovative Weaponry, MMC or the Company's other subsidiaries since they do not manufacture or distribute handguns. However, we are highly regulated in the importation, storage, and distribution of tritium. Tritium, as a commodity, is supplied by various countries including Canada, Russia, South Africa, and Switzerland. Tritium is a radioactive isotope of hydrogen and is highly regulated to prevent over-exposure which can be dangerous and even life threatening to humans. Tritium emits low energy beta particles and almost no gamma rays transforming itself simultaneously into helium. This process is called radioactive decay and proceeds at an unalterable rate for each type of radioisotope. The time required for a radioactive isotope to decay to half of its original strength or to lose half of its activity is called "half-life" which is 12.3 years for tritium. The conventional unit of measurement of radioactivity is the Curie (symbol Ci) (3.7 x 10 disintegration per second). The newer, S.l., unit is the Becquerel (symbol Bq) (1 disintegration per second). Ionizing radiation is part of our natural surroundings. The natural sources of radiation include: minerals in the earth; radioactive gasses in the air; cosmic rays from outer space and the sun. All of these sources are referred to as "natural background" radiation. Some manufactured products, such as building materials and luminous paints, as well as, our food and water, contain small quantities of radioactive material. Also, for many years, x-rays have been used for medical purposes.

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

Natural Background                1 to 3.5  msv per year
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

The Company has insurance coverage as follows: $1,550,000 building, $2,215,000 business personal property, $1MM product aggregate and $2MM general aggregate. The Company does not believe that it is subject to environmental or personal injury liability with respect to human exposure to its tritium based products (even assuming the destruction of the encapsulated tritium in its entirety). Nonetheless, the Company maintains strict safety guidelines in the handling, storage and manufacture of its tritium products. IWI has passed all of its NRC and State of Texas tritium audits for each of its years of operation.

RESEARCH AND DEVELOPMENT.

The Company currently has no research and development group. Periodically, we make refinements to our products on a line production basis.

NUMBER OF EMPLOYEES.

As of the close of the reporting period, the Company had approximately fifty-five employees, with 21 being part-time.

ITEM 2. DESCRIPTION OF PROPERTY.

All of the manufacturing endeavors of the Company and it subsidiaries are conducted out of the Company's facilities located at 5050 East Belknap, Haltom City, Texas, 76117. The property consists of 38,512 square feet of office, warehouse and production facilities located on 2.38 acres of land. The Company's executive offices are located at this facility as well. The purchase price for the new Haltom City, Texas property was $850,152.20 and was funded through a private investor. The building is currently owned in fee simple by the Company. The Company closed on the purchase of the new property on February 15, 2001, and had consolidated most of its subsidiaries there by March 1st, 2000, affording it the opportunity to close the IWI manufacturing facility in Santa Ana, California, which it had previously operated on leased premises. Since approximately four years remained on the lease on the California premises, the Company entered into a sublease of the premises at the full rental rate for the balance of the underlying lease term.

The Company is currently in negotiations to obtain a loan to fund operations that will be secured by the new building. Currently, the Company has a note payable, secured by a first lien Deed of Trust, to First Funding Investments, Inc. in the amount of $200,000.

In addition, subsidiary 2826 Elm Street leases commercial property at that address in Dallas, Texas for its nightclub operation.

3. LEGAL PROCEEDINGS.

On September 5, 2001, Patricia Wilson, a former officer, director and employee of the Company, filed suit against the Company and directors Ken Wilson, Jim Mydlach and Dave Gregor. The suit is pending in the 153rd District Court of Tarrant County, Texas in Cause Number 153-189311-01. The suit arises out of Ms. Wilson's termination as an officer and director of the company on August 31, 2001. The causes of action asserted against the Defendants include breach of fiduciary duty, breach of contract, defamation and negligent investigation. The Petition seeks actual damages of $500,000.00, exemplary damages of $10,000,000, and 9,000,000 shares of Company stock. A further discussion of the litigation is included in the Company's Form 8- K filed as of September 26, 2001.

On February 16, 2001 the Company and its subsidiary, Unertl Optical Company, commenced litigation against California resident John Williams, several of his businesses which do business as U.S. Optics, United States Optics and/or United States Optics Technologies, Inc. and numerous unknown parties in Orange County California Superior Court, cause number 01CC02407. The litigation arises out of negotiations by the Company to purchase U.S. Optics from the Defendants, as well as acts by the Defendants, which have caused confusion regarding the ownership of Unertl and the source of products that are manufactured and distributed by Unertl. The litigation asserts causes of action based upon breach of contract, conversion, infringement of service mark, injury to business reputation, false advertising and unfair competition. The Plaintiffs seek monetary damages of approximately four million dollars, together with injunctive relief prohibiting the Defendants from continuing their wrongful conduct, punitive damages and court costs.

In May 2001 Defendant John Williams and U.S. Optics, Inc. filed a Cross-Complaint against the Company, its subsidiaries, its directors and other individuals. The Cross-Complaint asserts causes of action based upon fraud, deceit, libel and tortuous interference with Defendants' business, among other causes of action. In substance the Cross-Claim asserts that the 21st Century Technologies, Inc. had no intention of purchasing U. S Optics, but entered into negotiations with the Defendants in order to wrongfully obtain confidential trade secrets and other information from the Defendants. The Cross-Complaint also alleges that the Company was not the lawful purchaser of the assets of the John Unertl Company. The Cross-Complaint seeks monetary damages in an unspecified amount as well as punitive damages, injunctive relief and attorneys' fees.

The Company has always considered the Cross-Complaint to be without merit and has vigorously defended against it. Subsequent to the close of the Company's 2001 fiscal year, and the close of the reporting period covered by this filing, the Court in which this litigation was filed entered orders which have operated to dismiss the Counter-Claim asserted against the Company and its directors. The original claims asserted by the Company and Unertl against the Defendants remain pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.
                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is traded over the counter and quoted on the OTC NASDAQ Electronic Bulletin Board under the Signal "TEXN." Trading was temporarily suspended in 2000 and resumed on the NASDAQ effective April 2, 2001. The following table represents the range of the high and low bid prices of the Company's stock for each fiscal quarter for the last two fiscal years ending December 31, 2001. Such quotations represent prices between dealers and may not include markups, markdowns, or commissions and may not necessarily represent actual transactions.

     Year           Quarter                High         Low

     2000        First Quarter             5.18         .11
                 Second Quarter            3.06         .91
                 Third Quarter             2.05         .98
                 Fourth Quarter            1.18         .31

     2001        First Quarter             1.03         .13
                 Second Quarter             .48         .12
                 Third Quarter              .11         .02
                 Fourth Quarter             .05         .02

Our market has traded sporadically and is often thinly traded with large changes in volume of shares traded on any particular day. Shareholders should consider the possibility of the loss of the entire value of their shares.

The authorized capital of the Company is 200,000,000 shares of common voting stock par value $.001 per share. The Company has outstanding 165,313,545 shares of stock as of April 10, 2002.

ITEM   6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN   OF OPERATION.

During the fiscal year 2001 the Company's primary focus was on building recognition and sales of the Sea Patch and ProMag series through its Trident Technologies, Inc. wholly owned subsidiary, increasing its market share of the Innovative Weaponry night sight business through a combination of marketing and competitive bidding, and also cutting overhead costs by relocating all manufacturing to one facility and eliminating extra manufacturing shifts. We now believe that Innovative Weaponry has become the second largest manufacturer of night sights in the country based on our own sales and O.E.M. manufacturing agreements with others.

Trident now offers the SeaPatch Kit as well as the ProMag Kit in an all stainless steel version, an all carbon steel version as well as the Standard Aluminum/Stainless Steel version. All components are powder-coated and electro-polished giving them superior corrosion resistance as well as cosmetic appeal. The magnets now come housed in a brass "sheath" therefore reducing the potential for electrical spark.

The ProMag Kits have been accepted as both classroom and field training tools at three of the largest HAZMAT training facilities in the world: The Louisiana Emergency Response Training Center in Holden, LA, The Emergency Response Training Program at the Transportation Technology Center in Pueblo, CO, and the Texas Engineering Extension Service, Emergency Services Training Institute at Texas A&M, in College Station, TX. Every HAZMAT technician that trains at one of these facilities now has the opportunity to train in an actual leak scenario using the ProMag Systems. Trident continues to try to establish name recognition of its products by conducting demonstrations for fire fighting and HAZMAT personnel and attending trade shows such as the Clean Gulf show in Mobile, Alabama.

Due to the slow sales experienced by the Company's Griffon subsidiary and the current inactive status of the Company's Trade Partners and Net Construction subsidiaries, the Company has elected to discontinue operations for these three subsidiaries effective December 31, 2001. It is anticipated that the remaining inventory of Griffon guns will be liquidated by the end of the second quarter of 2002. Any subsequent sales made by these subsidiaries after the end of fiscal year 2001 will be treated for accounting purposes as sales from discontinued operations.

FACTORS AFFECTING LIQUIDITY.

The Company is dependent upon cash on hand, revenues from the sales of its products, and its ability to raise cash through the sale of its shares. At present, the Company needs cash for monthly operating expenses in excess of its historic sales revenues. The Company will continue to require additional capital funding until sales of current products increase and sales of products under the Trident and Unertl lines are fully established. The Company intends to finance further growth through both debt and equity offerings, which will further dilute current shareholders' interests.


ITEM 7. FINANCIAL STATEMENTS.

Because the Company's auditors had not completed their review of the Company's books and financial performance as of the filing of this report, this information will be provided in an amended Form 12-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Due to the retirement of the principal and sale of business of our former Independent Accounting Firm, Alvin L. Dahl & Associates, P.C., we have employed Turner, Stone and Company, L.L.P. as our Independent accounting firm. There were no disagreements with our independent accounting firm during our last two fiscal years.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

IDENTIFICATION  OF  DIRECTORS  AND EXECUTIVE  OFFICERS.

Our directors, executive officers and key employees and their respective ages and positions are set forth below. Biographical information for each of those persons is also presented below. Our executive officers are appointed by our Board of Directors and serve at its discretion. Douglas N. Spring resigned as a Director of the Company and as President of Trident as of March 5, 2001. James Mydlach was appointed by the Board to fill the vacancy left by Mr. Spring's resignation. On August 31, 2001, Patricia Wilson was terminated as an officer and director of the Company by the Board. Richard Grob was appointed by the Board to fill the vacancy left by Ms. Wilson's termination.

Name                    Age              Position Held

Kenneth E. Wilson       60      Chief Executive Officer,
                                President and Chairman of the Board

David Gregor            47      Director and President of Innovative
                                Weaponry and Griffon

Fred W. Rausch, Jr.     78      Director

James Mydlach           62      Director and President of Trident

Richard Grob            63      Director and Vice-President of Trident

Kenneth E. Wilson, 60, is the Chairman of the Board of Directors, Chief Executive Officer and President of the Company. Mr. Wilson has acted as a consultant to Innovative Weaponry while it was in bankruptcy in New Mexico and was instrumental in formulating a plan of reorganization. Since 1995, Mr. Wilson has acted as a consultant of the Company and its various subsidiaries until he was elected Chairman in 1998. Prior to joining the Company, Mr. Wilson was experienced in mergers and acquisitions, corporate finance, and investment banking. During the five years preceding his affiliation with the Company, Mr. Wilson provided estate planning, living trust, annuities and other insurance programs. Mr. Wilson has been instrumental in guiding the Company through its early development and acquisition of key licenses and products. In addition, Mr. Wilson has been the chief sales person on behalf of the Company negotiating contracts and product delivery specification with customers. Mr. Wilson has traveled extensively for the Company in the U.S. England, Germany and South Africa.

David Gregor, 47, is President of Innovative Weaponry and Griffon. Mr. Gregor attended Temple University. From 1984 to 1986, Mr. Gregor was a member of the U.S. Navy Seal Team (Number 6). Mr. Gregor received specialized training at the Pennsylvania gunsmith School; Remington Armory School; Smith and Wesson Armory School; Sig Sauer Armorer School; Heckler and Koch Armory School (Germany); U.S. Marine Corps

Marksmanship Unit (Quantico, VA); Department of the Army Armory Training; Certified Armory Training Instructor for the State of New Mexico; and attended cross-training at the Federal Bureau of Investigation Academy (Quantico, VA). Before joining the Company in 1994, Mr. Gregor worked as the chief gunsmith with the U.S. Department of Energy's Central Training Academy in Albuquerque, NM and A&P Arms, Virginia Beach, VA.

Fred W. Rausch, Jr., 78, earned his J.D. Degree from Washburn University Law School. Mr. Rausch has over 30 years experience in various legal tenures including 2 years Assistant Revisor of Kansas Statutes; 7 years Assistant Attorney General, Kansas; 8 years Workers Compensation Fund Director, Kansas; 10 years General Counsel, Kansas Association of School Boards, and 30 years, Municipal Counsel, various Kansas municipalities. Mr. Rausch is admitted to practice law before the U.S. Supreme Court; U.S. Military Court of Appeals; U.S. Court of Appeals for the 10th Circuit; U.S. District Court Kansas, Kansas Supreme Court, and all other Kansas courts. Mr. Rausch is a U.S. Army Reserve Colonel having served duty in World War II and Korea.

James Mydlach, 51, has a distinguished history in the security and safety fields. He is an authorized OSHA 501 trainer for general industry and is certified by the University of California San Diego as a hazwoper. Jim has taught over 1000 classes on Safety topics throughout the United States. He is a member of the American Society of Safety Engineers and the American Society for Industrial Security. Mr. Mydlach served as Director of Security for several major Las Vegas Casinos over the last twenty years. He is a cofounder and past president of the Las Vegas Security Chiefs Association.

Richard Grob, 63, has a vast amount of experience in the security, sales, and mortgage industries. He was hired away from the Palm Springs Police Department to work personal security for Elvis Presley in 1967. He eventually was promoted to Director of Security and remained in that position until 18 months after the death of Mr. Presley. He then began a 10-year career in sales with Honeywell in their Energy Management Division in Southern California. He was instrumental in the development of the first co-generation power plant in Southern California. Over the past decade, Mr. Grob has owned and operated a mortgage company and worked as a consultant in the fire/life safety, environmental quality and security industries.


ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated.

                           Summary Compensation Table

Name and Principal Position     Year(s)      $Salary           Bonus

Kenneth E. Wilson,              1999-01      $120,000           $0
Chairman, President,
CEO and President
Innovative Weaponry

Patricia G. Wilson              1997-01       $85,000           $0
Former President Trade
Partners, Nuclear
Safety Officer and Director

David Gregor                    1997-01       $70,000           $0
Secretary-Treasurer,
Director, President of IWI

Douglas N. Spring               1999-01       $60,000           $0
Former President
of Trident and
Former Director

COMPENSATION OF  DIRECTORS.

The Company does not have any standard arrangement for compensation of our directors for any services provided as Director, including services for committee participation or for special assignments.

Employment  Contracts  and  Termination  of  Employment  and   Change-in-Control
Arrangements through 2001.

The only employment contract, compensatory plan or arrangement, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or its subsidiaries, any change in control of the Company, or a change in the person's responsibilities following a change of control of the Company is that between the Company and Chief Operating Officer Scott Sheppard.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of April 10, 2002, the beneficial ownership of our outstanding common stock of: (1) each person or group known by us to own beneficially more than 5% of our outstanding common stock, (ii) each of our executive officers, (iii) each of our directors and (iv) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 184,313,545 shares of common stock outstanding as of April 10, 2002 on a fully diluted basis.

CLASS      SHAREHOLDER             NUMBER OF SHARES        PERCENTAGE

Common     Kenneth E. Wilson           19,857,100       10.77%  (note3)
           Patricia Wilson

Common     21st Century
           Technologies                 9,000,000        4.88%
           Funding LP

Common     James Mydlach                1,000,000

Common     David Gregor                   603,600        0.33%

Common     Fred W. Rausch, Jr.            403,500        0.22%

Common     Scott Sheppard                 479,318        0.24%


Footnotes:(1) The Company has authorized one class of common voting shares. (2) The addresses of all executive officers are at the Company's headquarters, 5050 East Belknap, Haltom City, Texas, 76117. The address of 21st Century Technologies Funding Limited Partnership, a Virginia Limited Partnership (21st Century Technologies Funding LLC, a Virginia Limited Liability Company, General Partner) is at 281 Independent Blvd. #205, Virginia Beach, VA, 23462. (3) Mr. Wilson has the right to acquire 19,000,000 shares pursuant to his past employment and consulting agreements with the Company. The shares have not been issued to him because of the income tax consequences and the Company's need for corporate funding principally through the issuance of its shares. The shares issued to Patricia G. Wilson were in consideration of her employment with the Company. As husband and wife, the shares owned by Pat Wilson and those obligated to Mr. Wilson are for SEC reporting purposes aggregated subject to disposition under Texas community property laws. In November 1999, the Company granted 21st Century Technology Funding LP and its General Partner (whose sole principal is Allen Drake), 281 Independence Blvd., Suite 205, Virginia Beach, VA 23462 options for a total of 6,000,000 shares at an exercise price of $0.10 per share. The options have been exercised in full by 21st Century Technology Funding LP I with payment of $600,000 receipted by the Company in March 2000.(4) The percentage of class has been calculated on a fully diluted basis of 184,313,545 shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The only transactions between members of management, nominees to become directors or executive officers, 5% stockholders, or promoters or persons who may be deemed to be parents of the Company are: If 19,000,000 shares of common stock are to be issued versus settlement of cash payment to Kenneth E. Wilson. Under a consulting agreement we were required to issue 1,000,000 shares of company common stock to Mr. Wilson and to compensate him at the rate of $10,000.00 per month. We agreed that if the Company were unable to pay Mr. Wilson in cash, the Company would issue Mr. Wilson its common stock in an amount equal to $0.02 per share (which was the share price at the time the consulting contract was entered into between the Company and Mr. Wilson). The Company paid Mr. Wilson through December of 1994. In January of 1995, the Company and Mr. Wilson re-negotiated the agreement to remunerate him solely in stock of the Company. This was necessary because of the Company's cash flow position and inability to pay Mr. Wilson the previously agreed upon fee under the original consulting agreement. The agreement required Mr. Wilson to perform services for the Company in exchange for 500,000 shares of Company common stock per month. As of the expiration date of the agreement, January 5, 1998, Mr. Wilson earned a total of 19,000,000 shares of the Company's common stock. The agreement required that the stock not be issued until after the end of the initial term of the agreement, which was three years. To date, no shares have been issued to Mr. Wilson at his request because of firstly, the income tax consequences to him, and secondly, because the on going corporate financial needs of the Company required the issuance of the remaining treasury shares. Before any shares are issued to Mr. Wilson, the Company will provide in advance full public disclosure to its shareholders. Kenneth E. Wilson and Patricia G. Wilson were previously married but were divorced during 2001. Further, Josh Edward Wilson, who is the son of Kenneth and Patricia Wilson, is Director of Marketing for the Company and Executive Vice President of Innovative Weaponry.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

a) The following Exhibits are filed as a part of, or incorporated by reference into, this Form 10-KSB:


Exhibit
Number   Description                                           Location
-------  -----------                                           --------
1        Articles of Incorporation of First National
         Holding Corporation dated January 28, 1994                1

2        Certificate of Amendment to Articles of
         Incorporation filed September 19, 1994                    1

3        Certificate of Amendment to Articles of
         Incorporation filed September 29, 1995                    1

4        Articles of Merger filed May 19, 1995                     1

5        Bylaws                                                    1

6        Lease Agreement between 21st Century                      1
         Technologies, Inc. and Landlord

7        Los Alamos Exclusive Patent License                       1
         Agreement dated May 23, 1995 between
         The Regents of the University of California and Trade Partners International Incorporated

8        Trident Technologies Sub-License Agreement                1
         dated July 31, 1996

9        Limited Exclusive Patent License                          1
         Agreement between The Regents of the University of California and Trident Technologies Corporation

10       Application and Permit for Firearms                       1
         Importation dated November 20, 1998

11       License of Dept. of Treasury, Bureau                      1
         Of Alcohol, Tobacco and Firearms

12       Representation Agreement dated                            1
         May 3, 1999

13       Registry of Radioactive Sealed Sources                    1
         and Devices dated February 20, 1996

14       U.S. Nuclear Regulatory Commission                        1
         Materials License dated October 18, 1996

15       NRC Registration Amendment                                1
         dated August 22, 1997


16       Request to Rescind Confirmatory Order                     1
         dated September 14, 1998

17       Distribution and Agency Agreement                         1
         dated October 15, 1999

18       Radioactive Materials License dated                       1
         October 09, 1999

19       U.S. Bankruptcy Court Order Confirming                    2
         Plan of Reorganization dated February 1,
         1995

20       Asset Purchase Agreement dated September                  2
         7, 2000 regarding purchase of assets of
         John Unertl Optical Company, Inc.

21       Purchase Agreement between 21st Century                   2
         Technologies, Inc. and Retired Persons
         Pharmacy of Texas, dated September 25, 2000.

22       Agreement dated April 1, 2000 between                     2
         Great Mughal Trade Associates, Ltd.
         and 21st Century Technologies, Inc.

23       Purchase Order dated April 3, 2000                        2

24       Subsidiaries of the Registrant                            2

         1 - Incorporated by reference to the Form 10-SB filed with the SEC on
             January 27, 2000.
         2 - Incorporated by reference to the Form 10-KSB filed with the SEC
             On April 12, 2001.

(b) The Company filed two Form 8Ks during the reporting period. On July 13, 2001 the Company filed a Form 8K advising of the settlement of litigation previously filed against former director and Trident officer Douglas Spring and former Trident officer Buren Palmer. On September 26, 2001 the Company filed a Form 8K advising of the suit filed against the Company and Company directors by Patricia Wilson following her termination as a director of the Company. No financial statements were filed in connection with the 8K.

         1. If the registrant published a report containing all of the infor-mation called for by this item, the item may be answered by reference to the information in that report.

                                    PART F/S

Furnish the information required by ITEM 310(a) OF REGULATION S-B.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                KENNETH E. WILSON
                                _________________
                                  (Registrant)

                    By: /s/ KENNETH E. WILSON, CEO/PRESIDENT
                        ____________________________________
                             (Signature and Title)*


* Print the name and title of each signing officer under his signature.

           SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

     (a) Except to the extent that the materials enumerated in (1) and/or (2) below are specifically incorporated into this Form by reference (in which case, see rule 12b-23(b)), every issuer which files an annual report on this Form under Section 15(d) of the Exchange Act shall furnish the Commission for its information, at the time of filing its report on this Form, four copies of the following:

          (1) Any annual report to security holders covering the registrant's last fiscal year; and

          (2) Every proxy statement, form of proxy or other proxy soliciting material sent to more than ten of the registrant's security holders with respect to any annual or other meeting of security holders.

     (b) The Commission will not consider the material to be "filed" or subject to the liabilities of SECTION 18 of the Exchange Act, except if the issuer specifically incorporates it in its annual report on this Form by reference.

     (c) If no such annual report or proxy material has been sent to security holders, a statement to that effect shall be included under this caption. If such report or proxy material is to be furnished to security holders subsequent to the filing of the annual report on this Form, the registrant shall so state under this caption and shall furnish copies of such material to the Commission when it is sent to security holders.