Form 10KSB/A
period 2001-12-31
21ST CENTURY TECHNOLOGIES INC
filed 2002-05-20
CIK 1090870

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

                                  FORM 10-KSB/A
                               (Amendment No. 1)

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

Issuer's telephone number (817) 838-8011
                          ______________

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

                      $0.001 PAR VALUE COMMON VOTING STOCK
________________________________________________________________________________
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to ITEM 405 OF REGULATION S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's  revenues for its most recent fiscal year.
________________________________

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

                      DOCUMENTS INCORPORATED BY REFERENCE

                                NOT APPLICABLE.

Transitional Samll Business Disclosure Format (Check one): Yes____; No _X_

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

5. Trade Partners International, Inc.

Trade Partners International, Inc. ("Trade Partners") was not actively engaged in any trade or business, acting solely as a technology transfer facilitator of the magnetic technology license from the Los Alamos Lab, until October 15, 1999, when it entered into a Memorandum Agreement with FinnCo Manufacturing, LLC, a privately owned corporation based in South Africa. Under the terms of the distribution agreement, Trade Partners has the right to distribute a mono-ethylene glycol and water based product used to seal punctures in tube and tubeless tires ("the sealant") exclusively in the U.S., Canada, Caribbean, India and Mexico for a ten-year initial period subject to extension. Trade Partners is a Nevada corporation and is 100% owned by the Company. Due to the lack of sales from the venture, operations of this subsidiary have been discontinued.

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

PT Night SightsTM appeals to gun users who desire help in alleviating the poor level of accuracy in low light conditions. PT Night SightsTM are sold primarily to the military, sportsmen, law enforcement, government agencies and gun enthusiasts.

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

ITEM 7. FINANCIAL STATEMENTS.

Our consolidated financial statements and the independent auditors' report appear on pages F-1 through F-18 of this report.

Revenues in 2001 were $2,085,826, an increase from $1,060,698 in 2000. Innovative Weaponry, Inc. accounted for the majority of revenue at $1,607,660, compared with $850,816 in FYE 2000. The increase was the result of the addition of several larger volume customers that service the retail and law enforcement segments. Gross profits for 2001 were $668,763, with a gross profit margin of 32%. The gross profit margin compares favorably with 3% shown in 2000.

The Company had an operating loss of $5,489,038 in 2001, which is an increase from $2,614,833 in 2000. Operating expenses rose considerably due to management electing to clear outstanding obligations. Due to the lack of sales and outlook for more immediate results, operations of NetConstruction, Inc. (formerly CQB Armor) and Trade Partners International, Inc. were discontinued. Net loss after the write-off of discontinued subsidiaries is $5,766,572.

21st Century Technologies, Inc. ended the year 2001 with $3,981,905 in total assets with $1,485,785 in current assets. Property and equipment is $1,768,445. At year-end 2001, current liabilities were $1,567,252 compared with $782,806 in 2000. The equity position of 21st Century improved slightly to $2,411,495 compared with $2,178,097.

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

Name                          Age                  Position Held

Kenneth E. Wilson             60         Chief Executive Officer,
                                         President and Chairman of the Board

David Gregor                  47         Director and President of Innovative
                                         Weaponry
Griffon
Fred W. Rausch, Jr.           78         Director

James Mydlach                 51         Director and President of Trident

Richard Grob                  63         Director and Vice-President of Trident

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

CLASS             SHAREHOLDER            NUMBER OF SHARES     PERCENTAGE

Common            Kenneth E. Wilson          19,857,100         10.77%  (note3)
                  Patricia Wilson

Common            21st Century
                  Technologies                9,000,000          4.88%
                  Funding LP

Common            James Mydlach               1,000,000          0.54%

Common            David Gregor                  603,600          0.33%

Common            Fred W. Rausch, Jr.           403,500          0.22%

Common            Scott Sheppard                479,318          0.26%


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

         1- Incorporated by reference to the Form 10-SB filed with the SEC on
            January 27, 2000.
         2- Incorporated by reference to the Form 10-KSB filed with the SEC
            On April 12, 2001.

25     MMC Acquisition Agreement

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

     1. If the registrant published a report containing all of the information called for by this item, the item may be answered by reference to the information in that report.

                                    PART F/S

Furnish the information required by ITEM 310(A) OF REGULATION S-B.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                  KENNETH E. WILSON
                                                  -----------------
                                                     (Registrant)

                                       By: /s/ KENNETH E. WILSON, CEO/PRESIDENT
                                           ------------------------------------
                                                (Signature and Title)*


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

HTTP://WWW.SEC.GOV/DIVISIONS/CORPFIN/FORMS/10-KSB.HTM
LAST UPDATE: 03/25/2002

                         21ST CENTURY TECHNOLOGIES, INC.

                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                       AND

                          INDEPENDENT AUDITORS' REPORT

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                 C O N T E N T S



AUDITORS' REPORT.............................................................F-1

CONSOLIDATED BALANCE SHEETS................................................F-2-3

CONSOLIDATED STATEMENTS OF OPERATIONS........................................F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY..............................F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS........................................F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................F-7-18

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
21st Century Technologies, Inc. and Subsidiaries
Fort Worth, Texas

We have audited the accompanying consolidated balance sheets of 21st Century Technologies, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 21st Century Technologies, Inc. and subsidiaries, as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered continued operating losses and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Certified Public Accountants
May 16, 2002


                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000




                                     ASSETS


                                                                               2001                  2000
                                                                               ----                  ----
Current assets:

     Cash                                                           $          7,221      $         88,344
     Accounts receivables, trade net of
        allowance for doubtful accounts
        of $6,500 and $900, respectively                                     385,905               775,221
     Inventories                                                             863,004               445,629
     Prepaid expenses                                                         25,093               120,889
     Advances to stockholder                                                 204,562               159,616
                                                                    ----------------      ----------------

         Total current assets                                              1,485,785             1,589,699
                                                                    ----------------      ----------------

Property and equipment, at cost, net of
     accumulated depreciation of $727,192
     and $457,752, respectively                                            1,768,445               949,351
                                                                    ----------------      ----------------

Other assets:

     Intangible assets, net of accumulated
         amortization of $60,196 and
         $36,019, respectively                                               519,459               129,193

     Reorganization value, net of accumulated
         amortization of $334,920 and $289,437,
         respectively                                                        176,382               221,866

     Other assets                                                             31,834                70,794
                                                                    ----------------      ----------------

                                                                             727,675               421,853
                                                                    ----------------      ----------------

                                                                    $      3,981,905      $      2,960,903
                                                                    ================      ================


The accompanying notes are an integral part of the consolidated financial statements.


                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                               2001                  2000
                                                                               ----                  ----

Current liabilities:

     Accounts payable, trade                                        $        876,461      $        265,542
     Accrued expenses                                                        155,563                50,000
     Deferred revenue                                                              -               225,000
     Advances from stockholders                                              100,100               171,080
     Notes payable                                                           435,128                71,184
                                                                    ----------------      ----------------


         Total current liabilities                                         1,567,252               782,806
                                                                    ----------------      ----------------


Commitments and contingencies                                                      -                     -

Minority interest                                                              3,158                     -

Stockholders' equity:

     Common stock, $.001 par value, 200,000,000
        shares authorized, 163,063,545 and 77,987,371
        shares issued and outstanding, respectively                          163,063                77,987
     Paid in capital in excess of par                                     13,435,166             7,537,206
     Stock earned but not issued                                             360,000               360,000
     Accumulated deficit                                           (      11,527,290)    (       5,760,718)
     Treasury stock, 73,600 and 149,399
        shares, respectively, at cost                              (          16,444)    (          33,378)
     Stock subscriptions receivable                                (           3,000)    (           3,000)
                                                                    ----------------      ----------------

                                                                           2,411,495             2,178,097
                                                                    ----------------      ----------------

                                                                    $      3,981,905      $      2,960,903
                                                                    ================      ================


The accompanying notes are an integral part of the consolidated financial statements.


                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                               2001                  2000
                                                                               ----                  ----

Revenues, net of returns and allowances                            $       2,085,826     $       1,060,698

Cost of revenues                                                           1,417,063             1,024,506
                                                                     ---------------       ---------------

Gross profit                                                                 668,763                36,192
                                                                     ---------------       ---------------

Operating expenses:
     Advertising and selling                                                 315,387               394,972
     Depreciation and amortization                                           364,590               199,741
     General and administrative                                            4,525,573             1,130,879
     Compensation costs                                                      928,182               911,872
                                                                     ---------------       ---------------
                                                                           6,133,732             2,637,464
                                                                     ---------------       ---------------

Operating loss                                                      (      5,464,969)     (      2,601,272)

Interest income                                                                6,218                     -
Interest expense                                                    (         30,287)     (         13,611)
                                                                     ---------------       ---------------
                                                                    (         24,069)     (         13,611)

Loss before income taxes                                            (      5,489,038)     (      2,614,883)

Provision for income taxes                                                         -                     -
                                                                     ---------------       ---------------

Loss from continuing operations                                     (      5,489,038)     (      2,614,883)
                                                                     ---------------       ---------------

Discontinued operations:
     Income (loss) from discontinued Net
        Construction, net of applicable
        Income taxes of $0                                          (         99,725)                    -
     Income (loss) from discontinued
        Trade Partners, net of applicable
        income taxes on $0                                          (        177,809)     (         81,120)
                                                                     ---------------       ---------------

Net loss                                                           $(      5,766,572)    $(      2,696,003)
                                                                    ================      ================

Loss per share:
     Basic:
        Loss from continuing operations                             (           .048)     (           .043)
        Income (loss) from discontinued operations                  (           .002)     (           .001)
         Net loss                                                  $(           .050)    $(           .044)
     Diluted:
        Loss from continuing operations                             (           .048)     (           .043)
        Income (loss) from discontinued operations                  (           .002)     (           .001)
         Net loss                                                  $(           .050)    $(           .044)


The accompanying notes are an integral part of the consolidated financial statements.


                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                               Common Stock         Paid-In   Stock Earned   Accumulated   Treasury      Stock
                            Shares      Amount      Capital    Not Issued      Deficit      Stock    Subscriptions    Total
                           ----------  ---------  -----------  ---------   -------------  ----------  ----------  ------------

Balance at December 1999   50,083,763  $  50,083  $ 4,420,260  $ 360,000   $( 3,064,715)  $( 31,628)  $( 79,700)  $  1,654,300

Issuance of common stock
  for cash                 21,870,210     21,870    2,446,988                                                        2,468,858

Issuance of common stock
  for services             5,797,344       5,798      646,589                                                          652,387

Issuance of common stock
  for asset purchases        236,054         236       23,369                                                           23,605

Purchase of treasury
  stock                                                                                    (  1,750)                (    1,750)

Stock subscriptions
  collected                                                                                              76,700        76,700

Net income (loss)                                                           ( 2,696,003)                           ( 2,696,003)
                           ----------  ---------  -----------  ---------   -------------  ----------  ----------  ------------
Balance at December 31,
  2000                     77,987,371     77,987    7,537,206    360,000    ( 5,760,718)     33,378)   (  3,000)     2,178,097

Issuance of common stock
  for cash                 36,419,290     36,419    2,106,405                                                        2,142,824

Issuance of common stock
  for services             38,156,884     38,157    3,395,989                                                        3,434,146

Issuance of common stock
  for patent               10,000,000     10,000      210,000                                                          220,000

Issuance of common stock
  for purchase of MMC         500,000        500      202,500                                                          203,000

Cancellation of treasury
  stock                                            (   16,934)                               16,934
-

Net income (loss)                                                           ( 5,760,572)                           ( 5,766,572)
                           ----------  ---------  -----------  ---------   -------------  ----------  ----------  ------------

Balance at December 31,
  2001                    163,063,545  $ 163,063  $13,435,166  $ 360,000   $( 11,527,290) $( 16,444)  $(  3,000)  $  2,411,495
                          ===========  =========  ===========  =========   =============  ==========  ==========  ============

The accompany notes are an integral part of the consolidated financial statements.



                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                               2001                  2000
                                                                               ----                  ----
Cash flows from operating activities:

Net loss                                                          $(       5,766,572)   $(       2,696,003)
                                                                    ----------------      ----------------

Adjustments to reconcile net loss to net cash
  used in operating activities:
        Depreciation                                                         294,929               137,463
        Amortization                                                          69,661                62,278
        Common stock issued for services                                   3,434,146               652,387
        Common stock issued for assets                                       234,986                     -
        Minority interest                                                      3,158                     -
Changes in operating assets and liabilities:
        Accounts receivable, trade                                           389,316               212,396
        Inventories                                                (         417,375)    (          96,504)
        Prepaid expenses                                                     134,756     (         120,889)
        Other assets                                                               -     (          35,561)
        Accounts payable, trade                                              610,919               120,187
        Accrued expenses                                                     105,563     (          52,405)
        Deferred revenue                                           (         225,000)              225,000
                                                                    ----------------      ----------------

                                                                           4,635,059             1,104,352
                                                                    ----------------      ----------------

            Cash used in operating activities                      (       1,131,513)    (       1,591,651)
                                                                    ----------------      ----------------

Cash flows from investing activities:
         Purchase of property and equipment                        (       1,682,427)    (         935,770)
         Disposal of property and equipment                                  179,450                     -
         Purchase of other assets                                  (          25,489)    (          27,095)
                                                                    ----------------      ----------------

            Cash used in investing activities                      (       1,528,466)    (         962,865)
                                                                    ----------------      ----------------

Cash flows from financing activities:
        Advances from officer                                                      -               171,080
        Repayment of stockholder advances                          (          44,946)    (         181,616)
        Proceeds from notes payable                                          533,283                     -
        Repayment of notes payable                                 (          69,239)    (           2,226)
        Issuance of common stock                                           2,142,824             2,468,858
        Cancellation of treasury stock                                        16,934     (           1,750)
        Sale of stock
        Stock subscriptions received                                               -                76,700
                                                                    ----------------      ----------------
            Cash provided by financing activities                          2,578,856             2,531,046
                                                                    ----------------      ----------------

Net increase (decrease) in cash                                    (          81,123)    (          23,470)

Cash at beginning of period                                                   88,344               111,814
                                                                    ----------------      ----------------

Cash at end of period                                             $            7,221    $           88,344
                                                                   =================     =================

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

During the third quarter of 1994, in conjunction with the execution of a letter of intent to acquire Innovative Weaponry, Inc. (a New Mexico corporation) (IWI-NM), the Company consummated a plan of merger between FNHC Nevada and FNHC Delaware whereby the Nevada Corporation was the survivor (see below) and changed its corporate name to Innovative Weaponry, Inc.(IWI-NV) to better reflect its future actions and pending relationship with the acquisition target. On September 15, 1997, the Board of Directors approved a name change to 21st Century Technologies, Inc.

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

                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the general accounts of the company and its wholly owned subsidiaries, Innovative Weaponry, Inc., Trident Technologies Corporation, Griffon USA, Inc., Trade Partners International, Inc., Unertyl Optical Company, US Optics Corp., Hallmark, Inc., 2826 Elm St., Inc. and Miniature Machine Corporation, Inc., each of which have fiscal years ending December 31st. All material intercompany transactions, accounts and balances have been eliminated in the consolidation.

BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has suffered continued operating losses in all of its subsidiaries, it has a net working capital deficit of $81,500 and it has substantially no cash. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. Management is continuing to seek additional equity capital to fund its various activities, however, there is no assurance that steps taken by management will meet the Company's needs or that it will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BUSINESS COMBINATIONS

On March 14, 2001, the Company acquired 97% of the outstanding common stock of Miniature Machine Corporation (MMC), a corporation engaged in the manufacture and sale of adjustable gun sights, in exchange for 500,000 common stock shares valued at $.406 a share and a $100,000 note payable (Note 5). The transaction was accounted for as a purchase. The purchase price was allocated to the fair value of the net assets acquired, including patents valued at $150,000, with the excess of the Company's cost over the fair value of net assets acquired allocated to goodwill.

On January 2, 2001, the Company purchased substantially all of the net assets of a nightclub operation in exchange for a $100,000 note payable (Note 5).

The following pro forma information is presented as if the above acquisitions had occurred as of January 1, 2000, the beginning of the earliest period presented in the accompanying consolidated financial statements.

                  Revenues                           $     2,454,883
                  Net loss                           $(    5,754,265)
                  Net loss per share                 $(          .05)

STATEMENTS OF CASH FLOWS

For purposes of the consolidated statement of cash flows, cash includes demand deposits, time deposits, short-term cash equivalent investments with maturities of less than three months and cash management money market funds available on a daily basis. None of the Company's cash is restricted.

                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


PROPERTY AND EQUIPMENT

Property and equipment is stated at cost less accumulated depreciation. Depreciation of property and equipment is being provided by the straight-line method over estimated useful lives of three to seven years. During the years ended December 31, 2001 and 2000, depreciation expense totaled $294,929 and $137,463, respectively. At December 31, 2001 and 2000, property and equipment was comprised of the following.

                                                 2001                 2000
                                                 ----                 ----

     Land, building and improvements    $      1,098,344    $        278,202
     Machinery and equipment                     884,565             851,832
     Transportation equipment                     93,093              93,093
     Furniture and fixtures                      419,635             183,976
                                          --------------      --------------
                                               2,495,637           1,407,103
     Less accumulated depreciation       (       727,192)    (       457,752)
                                          --------------      --------------

                                        $      1,768,445    $        949,351
                                          ==============      ==============

GOODWILL

Goodwill relating to the Company's purchase of MMC is being amortized using the straight-line method over five years. For the years ended December 31, 2001 and 2000, amortization expense totaled $7,632 and $0, respectively.

INTANGIBLE ASSETS

The Company's intangible assets consist of trademarks, patents and license agreements (Note 6). These intangible assets are being amortized using the straight-line method over five to forty years. For the years ended December 31, 2001 and 2000, amortization expense related to these intangible assets totaled $69,661 and $12,661, respectively.

INVENTORIES

Inventory consists of raw materials used in the manufacture of firearm products and finished goods imported for resale. Inventory is stated at the lower of cost, determined using the first-in, first-out method, or net realizable value (market). At December 31, 2001 and 2000, inventories are comprised of the following components.

                                             2001                  2000
                                             ----                  ----

       Raw materials               $          123,040    $          122,539
       Work in progress                       468,667                     -
       Finished goods                         271,297               323,090
                                     ----------------      ----------------
                                   $          863,004    $          445,629
                                    =================     =================

                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


IMPAIRMENT OF LONG LIVED ASSETS

The Company has adopted Statement of financial Accounting Standards ("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG LIVED ASSETS TO BE DISPOSED OF. This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and long-lived assets and certain identifiable intangibles to be disposed of. The Company periodically evaluates, using independent appraisals and projected undiscounted cash flows, the carrying value of its long-lived assets and certain identifiable intangible to be held and used whenever changes in events or circumstances indicate that the carrying amount of assets may not be recoverable. In addition, long-lived assets and identifiable intangibles to be disposed of are reported at the lower of carrying value or fair value less cost to sell. During the year ended December 31, 2001, the Company identified an impairment of inventory related to its TPI subsidiary (Note 3).

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

Deferred revenues result from customer payments made in advance of the manufacture of night sights and sea patches. These payments represent nonrefundable deposits that are forfeitable if customers do not comply with the terms of the orders. Revenues are recognized when the products are completed and shipped. During the year ended December 31, 2001, the order terms related to these deposits were not complied with and the amounts were recognized as revenue.

ADVERTISING COSTS

Advertising costs consist primarily of magazine advertising, sales catalogues and promotional brochures. Magazine advertising is charged to expense over the period the advertising takes place and other advertising costs are charged to expense over the periods expected to be benefited, which is generally not more than twelve months. For the years ended December 31, 2001 and 2000, advertising expense totaled $214,045 and $113,219, respectively. At December 31, 2001 and 2000, prepaid advertising costs totaled $34,651 and $80,889, respectively.

                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


LOSS PER SHARE

Basic loss per share amounts are computed by dividing the net loss by the weighted average number of common stock shares outstanding. Diluted loss per share amounts reflect the maximum dilution that would have resulted from the issuance of common stock earned but not issued (Note 7). The Company does not have any other convertible securities or debt or any outstanding options or warrants that could potentially dilute the earnings of its common stockholders. Diluted loss per share amounts are computed by dividing the net loss by the weighted average number of common stock shares outstanding plus the assumed issuance of the common stock earned but not issued. For the years ended December 31, 2001 and 2000, basic loss per share amounts are based on 114,124,970 and 60,991,987 weighted-average number of common stock shares outstanding, respectively. No effect has been given to the assumed issuance of the common stock earned but not issued as the effect would be antidilutive.

STOCK BASED INCENTIVE PROGRAM

SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, encourages entities to recognize compensation cost for stock-based employee compensation plans using the fair value method of accounting, as defined therein, but allows for the continued use of the intrinsic value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. The Company has not granted any options or warrants however, it plans to use the accounting prescribed by APB Opinion No. 25. As such, the Company will be required to disclose pro forma net income and loss per share amounts as if the fair value method of accounting has been applied.

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

As a result of IWI's acquisition by the Company, IWI adopted `fresh start' accounting pursuant to Statement of Position 90-7, FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE. Accordingly, IWI's assets and liabilities were adjusted to their fair values and retained earnings were eliminated. The resulting `reorganization value' in excess of amounts allocated to identifiable assets and liabilities is being amortized over 10 years using the straight-line method. For each of the years ended December 31, 2001 and 2000, amortization expense totaled $49,617.

                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       DISCONTINUED OPERATIONS

TRADE PARTNERS INTERNATIONAL, INC. (TPI)

At December 31, 2001, the Company discontinued operations in its wholly owned subsidiary (Note 1) and incurred a loss on the impairment of inventory of $144,744. The Company has accounted for this disposition as a discontinued operation and reported the disposition and TPI operations pursuant to APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS.

NET CONSTRUCTION (NC) (FORMERLY CQB ARMOR)

On June 19, 2001, QCB Armor changed its name to Net Construction to facilitate the acquisition of a telecommunications and networking company. However, do to higher than anticipated overhead expenses the Company decided to discontinue operations of Net Construction. The Company has accounted for this disposition as a discontinued operation and reported the disposition and NC operations pursuant to APB No. 30, REPORTING THE RESULTS OF OPERATIONS.

4.       RISKS AND UNCERTAINTIES

The Company operates in highly specialized industries. There are only four companies worldwide who manufacture and sell night sights using tritium. The gun sight industry is highly dependent on major firearms manufacturers as well as consumer and governmental demand for weapons. World conditions and economies can affect the future sales of this product.

The Company's magnetic and hydraulic-magnetic technologies (Note 11) may require additional modifications to fit specific customer needs. Demand for these products from governmental and industrial sources is largely estimated and while the Company has studied various markets, no assurance can be given that these products can be successfully marketed.

In the future, these products may be marketed outside the United States, which will subject the Company to foreign currency fluctuation risks.

The Company's tire sealant import division has not been tested in the U.S. market and the estimated demand for these products may not reach the Company's expectations.

5.       NOTES PAYABLE

The Company's notes payable consist of several installment and promissory notes, which bear interest at 6.0% to 10%, are payable monthly or are due upon demand through March 2002, are unsecured and contain no restrictions.

                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.       COMMITMENTS AND CONTINGENCIES

LEASES

The Company conducts its own facilities in Ft. Worth, Texas, which it occupied in early 2001. Prior to this time its facilities were leased under a month-to-month sublease arrangement. The Company's Unertyl division facilities located in Pennsylvania, are leased on a month-to-month basis beginning January 1, 2001. The Company's 2826 Elm St., Inc. night club facility is leased under a noncancelable operating lease through November 2005 at a monthly rate of $4,442. For the years ended December 31, 2001 and 2000, rent expense totaled $92,378 and $66,788, respectively.

At December 2001, future minimum rental payments required under the terms of the 2826 Elm St., Inc. lease are as follows:

                              Year Ending
                              December 31,                Amount
                              ------------                ------

                                2002                 $     53,064
                                2003                       53,064
                                2004                       53,064
                                2005                       48,642
                                                       ----------

                                                     $    207,834
                                                       ==========

LEGAL MATTERS

The Company is subject to legal proceedings that arise in the ordinary course of business. Management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's consolidated financial position, operating results or cash flows.

LICENSE AGREEMENT

Trident Technologies Corporation (TTC), a wholly owned subsidiary of the Company, is obligated under a license agreement (Agreement) with The University of California as operators of Los Alamos National Laboratory (patent holder) related to the development, marketing and sales rights to certain specified magnetic and/or magnet technology.

TTC is obligated to pay a royalty fee of 8.0% on net income (as defined in the Agreement) of products sold using the patented technology. Further, TTC is to pay an annual maintenance fee of $74,000. All royalty fees paid during a specific year are to be credited to that year's maintenance fee and the maintenance fee requirement is considered met if the royalty payments during an Agreement year are equal to or exceed the required maintenance fee.

                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.       RELATED PARTY TRANSACTIONS

OFFICER

During the years ended December 31, 2001 and 2000, the Company made advances totaling $55,763 and $159,616, respectively, to the CEO of the Company. The advances were due on demand as funds were available, non-interest bearing and unsecured. During the years ended December 31, 2001 and 2000, $10,817 and $0, respectively, of these advances were repaid.

STOCKHOLDERS

During the year ended December 31, 2000, the Company received $171,080 from existing stockholders for the purchase of additional common stock to be issued by the Company. Because of the volatility of the trading price of the Company's common stock these funds were held by the Company while negotiations for the price per share were being conducted with these stockholders. In February and March 2001, negotiations were completed and 1,710,800 shares were issued in repayment of these advances.

During the year ended December 31, 2001, the Company received advances totaling $100,100 from a stockholder. These advances are due upon demand as funds are available, non-interest bearing and unsecured.

STOCK BASED COMPENSATION ARRANGEMENT

In September of 1994, the board of directors entered into a consulting contract with The Company's current CEO. This agreement required the Company to issue 1,000,000 shares of common stock to the CEO and to compensate him at the rate of $10,000 per month. Should the Company be unable to pay the CEO in cash, the Company would issue him its common stock in amount equal to $0.02 per share (which was the share price at the time the consulting contract was entered into). The Company paid the CEO through December of 1994. In January of 1995, the Company and the CEO re-negotiated the agreement to remunerate him solely in stock of the Company. This was necessary because of the Company's cash flow position and inability to pay the previously agreed upon compensation. The agreement required the CEO to perform services for the Company in exchange for 500,000 shares of Company common stock per month. As of the expiration date of the agreement, January 5, 1998, the CEO earned a total of 19,000,000 shares of the Company's common stock with a $360,000 fair value. This compensation was charged to expense over the period of the agreement. The agreement required that the stock not be issued until after the end of the initial term of the agreement, which was three years. As of December 31, 2001, the stock has not been issued and the shares will be subject to Rule 144 of the Securities and Exchange Commission when issued and will be further subject to a five-year "lockup" requirement, which precludes the CEO from selling said stock for five years from the date of issuance.

                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.       INCOME TAXES

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

A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the years ended December 31, 2001 and 2000 is as follows.


                                                    2001                2000
                                                    ----                ----

     Tax benefits computed at statutory rate    $(  1,960,634)    $(    916,641)
     Increase in valuation allowance                1,957,841           904,471
     Permanent differences                              2,793            12,170
                                                  -----------       -----------
                                                $           -     $           -
                                                 ============      ============

As of December 31, 2001 the Company has approximately $11 million of net operating losses available to offset future taxable income. These carry forwards expire in years 2008 through 2021.

Significant components of the Company's deferred tax assets (benefits) and liabilities are summarized below.

                                                  2001               2000
                                                  ----               ----
   Deferred tax assets:
        Net operating loss carry forward    $    3,668,042     $    1,805,643
        Amortization differences                   113,873             70,231
   Less valuation allowance                  (   3,781,915)     (   1,824,074)
                                              ------------       ------------
                                                         -             51,800
   Deferred tax liabilities:
        Depreciation differences                         -             51,800
                                              ------------       ------------
   Net deferred tax assets                  $            -     $            -
                                             =============      =============

                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.       OTHER STATEMENT OF CASH FLOWS DISCLOSURES

For the years ended December 31, 2001 and 2000, supplemental disclosure of cash flow information is as follows:

                                                                     2001                  2000
                                                                     ----                  ----

         Cash paid for interest                             $          22,331     $          18,166
         Cash paid for income taxes                                         -                     -
         Non-cash investing and financing activities:
              Issuance of common stock in purchase of
                 assets                                     $               -     $          23,605
              Issuance of common stock in purchase of
                 MMC                                        $         203,000     $               -
              Issuance of common stock in exchange for
                 services                                   $       3,434,146     $         652,387
              Issuance of common stock in exchange for
                 patents                                    $         220,000     $               -

10.      FINANCIAL INSTRUMENTS

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

                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.      BUSINESS SEGMENTS

The Company currently has six reportable operating segments for which its management reviews financial information and base decisions. These operating segments are (1) manufacturing night sights for handguns, (2) manufacturing a patented device used for climbing steel surfaces called "The Gripper," (3) manufacturing an Emergency Magnetic-Hydraulic Sea Patch and Pro-Mag Systems, (4) importing and resale of firearms, (5) importing and distribution of a tire sealant product and (6) a nightclub. Generally, these activities are conducted through separate subsidiary corporations.

During the years ended December 31, 2001 and 2000, foreign sales were insignificant. The following table reflects certain information about the Company's reportable operating segments related to its continuing operations for the years ended December 31, 2001 and 2000. Information related to its discontinued operations is contained in Note 3.


                                      (1)          (2)        (3)       (4)        (6)
                                      IWI        Trident      Sea     Firearms
           2001                   Night sights   Gripper     Patch     Resale   Night Club     Total
           ----                   ------------   -------     -----     ------   ----------     -----
Revenue from external customers    1,607,660       2,115     51,208     53,958    370,885    2,085,826
Operating loss                    (4,559,827)    (20,317)  (492,743)  (116,623)  (299,528)  (5,489,038)
Interest expense                      30,287                                 -                  30,287
Depreciation and amortization        292,600                 43,610          -     28,380      364,590
Income tax benefit                                                                                   -
Consulting services, non cash      2,806,530                                                 2,806,530
Expenditures to acquire long-
  lived assets                     1,512,998           -      3,732          -    165,697    1,682,427
Total long-lived assets, net
  of depreciation                  1,613,920                 20,163          -    134,362    1,768,445
Total assets                       3,455,464           -    209,585    107,910    185,341    3,958,300



                                      (1)          (2)        (3)       (4)        (6)
                                      IWI        Trident      Sea     Firearms
           2000                   Night sights   Gripper     Patch     Resale   Night Club     Total
           ----                   ------------   -------     -----     ------   ----------     -----
Revenue from external customers      850,816     121,605                88,277               1,060,698
Operating loss                    (2,030,217)   (526,209)             (139,577)             (2,696,003)
Interest expense                      17,666                               500                  18,166
Depreciation and amortization        176,657      20,642                            2,442      199,741
Income tax benefit                                                                                   0
Consulting services, non cash        652,387                                                   652,387
Expenditures to acquire long-
  lived assets                       642,158     317,217                                       959,375
Total long-lived assets, net
  of depreciation                    635,406     301,599                           12,346      949,351
Total assets                       1,088,309   1,477,207     23,606    191,085    180,696    2,960,903


                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.      YEAR END ADJUSTMENTS

During the fourth quarter of the Company's year ended December 31, 2000, adjustments were made that affected previously reported third quarter financial information. The overall effect of the adjustments was to increase assets by $24,471, increase liabilities by $72,252, reduce stockholders' equity by $155,430 and increase net loss by $203,211.