Form 10QSB
period 2002-03-31
21ST CENTURY TECHNOLOGIES INC
filed 2002-05-20
CIK 1090870

________________________________________________________________________________
SEC       POTENTIAL  PERSONS WHO ARE TO RESPOND TO THE COLLECTION OF INFORMATION
2334(6-   CONTAINED IN THIS FORM ARE NOT REQUIRED  TO  RESPOND  UNLESS  THE FORM
00)       DISPLAYS A CURRENTLY VALID OMB CONTROL NUMBER.
________________________________________________________________________________

                                                      __________________________
                                                             OMB APPROVAL
                                                      OMB Number: 3235-0416
                                                      Expires: April 30, 2003
                                                      Estimated average burden
                                                      hours per response: 32.00
                                                      __________________________



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _________________ to _________________

                        Commission file number: 000-29209



                         21st Century Technologies, Inc.
        (Exact name of small business issuer as specified in its charter)

            Nevada                                         48-1110566
(State  or  other  jurisdiction                (IRS Employer Identification No.)
of  incorporation  or  organization)

                  5050 East Belknap, Haltom City, Texas, 76117
                    (Address of principal executive offices)

                                 (817) 838-8011
                           (Issuer's telephone number)

________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 165,313,545 as of April 10, 2002.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]


                         PART I -- FINANCIAL INFORMATION

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

ITEM 1. FINANCIAL STATEMENTS.



                         Independent Accountants' Report


Board of Directors and Stockholders
21st Century Technologies, Inc.
    and subsidiaries
Fort Worth, Texas


We have reviewed the accompanying consolidated balance sheet of 21st Century Technologies, Inc. and subsidiaries as of March 31, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the three months then ended. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying March 31, 2002 consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.


/s/  TURNER, STONE & Company, L.L.P.
____________________________________
     Turner, Stone & Company, L.L.P.


Certified Public Accountants
Dallas, Texas
May 20, 2002



                21ST CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                           MARCH 31, 2002            MARCH 31, 2001
                                                           ______________            ______________

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                 $   126,302               $    63,805
    Accounts Receivable, net                                  1,071,222                   537,204
    Inventories                                                 820,704                   640,945
    Advances to Stockholders                                    207,878                   151,693
                                                            ___________               ___________

      Total Current Assets                                    2,226,106                 1,393,647

Property, Plant, and Equipment, Net                           1,722,458                 1,777,416

Other Assets, Net                                               826,505                   505,485
                                                            ___________               ___________


      Total Assets                                          $ 4,775,069               $ 3,676,548
                                                            ===========               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts Payable-trade                                  $ 1,041,168               $   402,966
    Accounts Payable-other                                      698,663                   183,050
                                                            ___________               ___________
      Total Current Liabilities                               1,739,831                   586,016

OTHER LIABILITIES:
    Working Capital Advances                                          0                   998,948
    Notes Payable                                               346,698                    12,705
    Deferred Revenue                                                  -                   225,000
    Advances from Stockholders                                  193,829                    90,631
                                                            ___________               ___________
      Total Other Liabilities                                   540,527                 1,327,284
                                                            ___________               ___________
TOTAL LIABILITIES:                                            2,280,358                 1,913,300
                                                            ___________               ___________
MINORITY INTEREST-MMC                                             3,158                         0

STOCKHOLDERS' EQUITY:
    Common Stock, 164,313,545 and 90,708,586
    issued and outstanding shares at
    $.001 par value at March 31, 2002 and 2001,
    respectively                                                164,314                    88,368
    Paid-in Capital                                          13,471,415                 8,012,829
    Stock Earned, Not Issued                                    360,000                   360,000
    Retained Earnings (Deficit)                             (11,484,732)               (6,661,571)
    Treasury Stock                                              (16,444)                  (33,378)
    Stock Subscriptions                                          (3,000)                   (3,000)
                                                            ___________               ___________
      Total Stockholders' Equity                              2,491,553                 1,763,248

        Total Liabilities and Stockholders' Equity          $ 4,775,069               $ 3,676,548
                                                            ===========               ===========


                 See Notes to Consolidated Financial Statements




                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           3 MONTHS ENDED            3 MONTHS ENDED
                                                            MAR 31, 2002              MAR 31, 2001
                                                           ______________            ______________

Net Revenues                                                $   728,758               $   250,081

Cost of Revenues                                                289,907                   166,892
                                                            ___________               ___________

Gross Profit                                                    438,851                    83,189

Operating Expenses:

         Advertising & Selling                                   34,593                    80,862

         General and administrative expenses                    154,963                   389,905

         Depreciation and Amortization                           82,123                    68,403

         Compensation Costs                                     124,614                   444,872
                                                            ___________               ___________

         Total Operating Expenses                               396,293                   984,042
                                                            ___________               ___________

Net Income (Loss)                                                42,558                  (900,853)

Estimated Income Taxes                                                0                         0
                                                            ___________               ___________

NET INCOME (LOSS)                                           $    42,558               $  (900,853)
                                                            ===========               ===========


EARNINGS (LOSS) PER COMMON SHARE:
         Basic                                              $      0.00               $     (0.01)
         Fully Diluted                                      $      0.00               $     (0.01)



                 See Notes to Consolidated Financial Statements




                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                                                         2002                      2001
                                                                                      _________                 _________

Cash flows from operating activities:

Net income (loss)                                                                        42,558                  (900,853)

Adjustments to reconcile net loss to net cash used in operating activities:
             Depreciation                                                                45,987                    53,079
             Amortization                                                                36,136                    17,289
             Common stock issued for services                                            37,500                   112,635

Changes in operating assets and liabilities
             Accounts receivable, trade                                                (685,317)                  238,017
             Inventories                                                                 42,300                  (195,316)
             Prepaid expenses                                                            25,093                   120,539
             Other assets                                                              (134,966)                 (100,571)
             Accounts payable, trade                                                    164,707                   137,424
             Accrued expenses                                                           533,107                   133,050

                                                                                         64,547                   516,146

                    Cash used in operations                                             107,105                  (384,707)

Cash flows from investing activities:

             Purchase of property and equipment                                                                  (881,144)
             Advances to stockholders                                                    (3,316)

                    Cash used in investing activities                                    (3,316)                 (881,144)

Cash flows from financing activities:

             Advances from officer                                                                                 98,554
             Repayment of notes payable                                                 (78,437)                  (58,479)
             Advances from stockholders                                                  93,729                   827,868
             Issuance of common stock                                                                             373,369


                    Cash provided by financing activities                                15,292                 1,241,312

Net increase (decrease) in cash                                                         119,081                   (24,539)

Cash at beginning of period                                                               7,221                    88,344

Cash at end of period                                                                   126,302                    63,805


             The accompanying notes are an integral part of the consolidated financial statements



          21ST CENTURY TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2000
                                   (UNAUDITED)


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

Innovative Weaponry, Inc. - New Mexico was incorporated on June 22, 1988 under the laws of the State of New Mexico. The Company was formed for the development and sale of specialized firearms, firearm systems and related equipment. On September 14, 1992, Innovative Weaponry, Inc. filed a petition for relief under Chapter 11 of the Federal Bankruptcy Laws in the United States Bankruptcy Court of the District of New Mexico. Under Chapter 11, certain claims are stayed while the Debtor continues business operations as Debtor-in-Possession. On August 19, 1994, IWI-NV (now 21st Century Technologies, Inc.) and IWI-NM entered into a letter of intent whereby IWI-NV would use its unregistered, restricted common stock and cash to satisfy certain obligations of IWI-NM in settlement of IWI-NM's bankruptcy action. On February 1, 1995, the U. S. Bankruptcy Court of the District of New Mexico confirmed the IWI-NM's plan of reorganization. The plan became effective 30 days after its confirmation. IWI-

NM became a wholly owned subsidiary of Innovative Weaponry, Inc. (IWI-NV) (formerly First National Holding Corporation) (FNHC Nevada) (now known as 21st Century Technologies, Inc.), a publicly owned company.

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

         D.   INVENTORY:

Inventory consists of raw materials used in the manufacture of firearm products, SeaPatch and ProMag products, work in process, and finished goods imported for resale. Inventory is carried at the lower of cost or market value, using the first-in, first-out method (FIFO).

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

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2001.

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

NOTE 3: STOCKHOLDERS' EQUITY

The total number of all classes of authorized capital stock is 200,000,000 shares, all of which are Common Stock, $0.001 par value per share. As of March 31, 2002, there are 164,313,545 shares of common stock issued. An additional 19,000,000 shares of common stock has been earned under a previous consulting agreement with the Chairman. These shares were not issued to Mr. Wilson because the Company needed the shares to raise equity capital. Mr. Wilson's shares are represented in the Equity section of the balance sheet as common stock earned but not issued.

NOTE 4:  EARNINGS (LOSS) PER COMMON SHARE

Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the years 2002 and 2001. There were no common stock equivalents outstanding during the years 2002 and 2001. SFAS No. 128, EARNINGS PER SHARE applies to entities with publicly held common stock and establishes standards for computing and presenting earnings per share (EPS). Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.



FOR THE QUARTER ENDED MARCH 31, 2002
                                               INCOME           SHARES        PER-SHARE
                                            (NUMERATOR)     (DENOMINATOR)      AMOUNT
                                            ___________     _____________     _________


Income                                        $42,558

BASIC EPS
Income available to Common Stockholders       $42,558        164,063,550        $ 0.00

EFFECT OF DILUTIVE SECURITIES

Common Stock earned but not Issued                            19,000,000

DILUTED EPS

Income available to common stockholders
    plus assumed conversions                  $42,558        183,063,550        $ 0.00
                                              =======                           ======


NOTE 5:  INCOME TAXES

At December 31, 2001, the Company has available net operating loss carry forwards of approximately $11,000,000 for federal income tax purposes that begin to expire in 2008. The federal carry forwards resulted from losses generated in prior years and have created a deferred tax asset of $3,781,915. It is believed to be "more likely than not" that taxable income in the periods prior to the expiration of the deferred tax assets will not be sufficient for the deferred tax assets to be recognized; therefore, a valuation allowance of $3,781,915 has been recognized to offset the deferred tax assets. There are no deferred tax liabilities. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

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

The carrying amounts of the Company's financial instruments at December 31, 2001 and 2000 represent fair value.

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

NOTE 9:  BUSINESS SEGMENTS

The Company has eight business segments: (a) Manufacture of night sights for handguns and other firearms (b) Manufacture of "the Gripper", a patented device used for climbing steel surfaces, and manufacture of an Emergency Magnetic-Hydraulic Sea Patch System (c) Importation and resale of firearms and
(d) Manufacture and Distribution of a Tire Sealant product (inactive) (e) Professional Employer Organization (f) Manufacture of telescopic sights (g) Internet Services (formerly CQB Armor, Inc) (h) 2826 Elm Street, a night club. The majority of the Company's sales are derived from sales of night sights. Segments sales are not material to these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

DESCRIPTION OF SUBSIDIARIES.

The Company had nine wholly owned subsidiaries at the end of the first quarter of 2002. The seven subsidiaries with active operations include:

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

         2.   Trident Technologies Inc.

Trident Technologies Corporation ("Trident") is a manufacturer of the Gripper (a magnetic climbing device worn on the hand and feet), the SeaPatch formerly called the Underwater Seal and the ProMag. The Sea Patch is a magnetic "cam-on/cam-off" device used to seal leaks in the metal hulls of ships with both disaster and environmental markets. The magnetic technology utilized by Trident in its products is licensed from the Los Alamos National Laboratory ("Los Alamos National Lab") in Los Alamos, New Mexico.

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

The ProMag is designed to stop leaks on rail cars, tankers and pipeline. The ProMag can be applied to rounded surfaces and corners, as well as other applications.

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

         5.   Unertl Optical Company, Inc.

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

         6.   2826 Elm Street, Inc.

In January 2001, the Company acquired the stock of 2826 Elm Street, Inc., the operator of a nightclub in the historic Deep Ellum entertainment district of Dallas, Texas. Within the past fifteen years the Deep Ellum area has evolved from a rundown warehouse district into an entertainment district of national prominence containing live music venues, restaurants, condominium projects and art galleries. The company has now determined to consolidate its interests in its more traditional lines of business and has determined to sell this property if it receives a satisfactory offer.

         7.   Miniature Machine Corporation, Inc.

In March 2001 the Company acquired the stock of Miniature Machine Corporation, Inc. {"MMC"}. Like Innovative Weaponry, MMC manufactures and distributes gun sights. The primary difference between the products of the two subsidiaries is that Innovative Weaponry markets fixed sights, while MMC's sights are adjustable. The Company believes that MMC will integrate smoothly into its business plan and provides some economy of scale.
..
RESULTS OF OPERATIONS.

INCOME STATEMENT

21st Century Technologies, Inc. ended the first quarter of 2002 with a net profit of $42,558. The first quarter of 2002 is the first quarterly profit for the company since 1999. The driving factor behind the first quarter profit is attention to detail both direct and general and administrative labor costs.

21st Century Technologies, Inc. consolidated reported sales of $728,758, an increase of 291% from sales in the comparative period of first quarter 2001 of $250,081. The increase in sales is a reflection of continuing to capture additional market share with Innovative Weaponry, Inc. and Miniature Machine Corp. The company also accelerated the sales efforts with Griffon U.S.A. and Trident Technologies, Inc.

Gross profit increased to $438,851 from $83,189. Increased gross profit is a function of increased sales and an increase in gross profit margin to 60% from 33%. The increase in gross profit margin was largely due to a significant reduction of direct labor charges and improved manufacturing techniques. The improved techniques are shown by the ability of the company to continue their ability to deliver at comparable or increased sales volumes, compared with prior quarters, while dramatically reducing staffing expenditures.

Operating expenses have seen dramatic reductions in all categories. The most significant occurring in general and administrative compensation costs decreasing to 17% of sales from 177%. Total operating expenses decreased from $984,042 to $396,293 with the only increase shown in depreciation.

Advertising and selling expenses for the first quarter declined substantially from $80,862 to $34,593 with the majority dedicated to Trident Technologies, Inc. with trade shows and sales travel expense. The first quarter of each year will have expenses from the SHOT Show, which is the largest hunting, shooting and outdoor trade show that 21st Century Technologies, Inc. attends. In 2002, 21st Century scaled back costs dramatically associated with this show.

The reduction in General and Administrative Expenses, decreasing from $389,905 to $154,963 from first quarter 2001 to first quarter 2002, respectively, is largely due to the reduction in overhead costs associated with outside sales offices for various companies including Trident and TPI but also general cost reductions at the corporate headquarters. Compensation costs, decreasing from $444,872 to $124,614, from 2001 to 2002, respectively, are representative of personnel reorganization efforts at the Company in virtually all areas of the business.

BALANCE SHEET

21st Century Technologies, Inc. ended the first quarter of 2002 with total assets of $4,775,069 compared with the first quarter 2001 balance of $3,676,548. Improvement in the liquidity ratio was of vital priority for management. Liquidity as a current ratio decreased from the comparative period one year ago but improved substantially when compared with year-end 2001 reporting. Current assets for the end of the first quarter 2002 were $2,226,106 compared with current liabilities of $1,739,831.

Stockholder equity increased to $2,491,553 in the first quarter of 2002 from $1,763,248 in the comparative first quarter period. The leverage position of the Company also improved from 1.08X in the first quarter of 2001 to .92X in the first quarter of 2002.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

1) Patricia Wilson Litigation-Suit by former officer, director and shareholder against the company and individual directors for breach of employment contract, wrongful termination, negligent investigation, breach of fiduciary duty and defamation. This suit is pending in the 153rd District court of Tarrant County, Texas in Cause No. 153-189311-01. It appears at this time that Plaintiff cannot legally prevail on many of her claims because they do not belong to her individually. As to the breach of contract claim, we believe that Plaintiff will be unable to establish a legally enforceable contract

2) Industrial Magnetics, Inc. - This is a trade claim pending in the 33rd Circuit court of Charlevoix County, Michigan, Cause No. 01-1138-19-GC, in the face amount of $742,500.00 for specially fabricated magnets, which were ordered by Trident. Trident, however, only accepted a portion of the order and has been sued for the balanced due under the contract. We believe that Trident has a valid counter claim because the magnets that were delivered were defective and unsuitable for their intended purpose.

3) Bike Doctor - In the year 2000 21st Century agreed to purchase the assets of Bike Doctor, a manufacturer of bicycle tire sealant, for $150,000. 21st Century made an initial payment of $5000.00 but failed to pay the balance and has now indicated that it does not intend to go through with the deal. Suit was subsequently filed in March 2002 in U.S. District Court for the State of California, Central Division, Cause No. CV-0201927 for the balance of the contract amount ($145,000.00) and punitive damages. This suit has recently been filed and is in the discovery phase.

4) U. S. Optics Suit was filed in 2001 against U.S. Optics and its principal John Williams in cause number 01CC02407 in Superior Court for the State of California, Orange County Division for conversion, trademark infringement, false advertising and breach of contract, among other caused of action arising from Defendants' interference 21st Century's purchase of Unertl Optical. The Defendants counterclaimed against 21st Century, its subsidiaries and individual present and former officers and directors of those entities, alleging breach of contract, fraud, conspiracy and other counts related to 21st Century's purchase of Unertl and its dealings with U.S. Optics and Williams. During the current quarter the litigation was successfully resolve in favor of 21st Century and the counterclaim was dismissed in all respects.

ITEM 2. EXHIBITS AND REPORTS ON FORM 8-K.
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


                                                   SCOTT SHEPPARD
                                                  ________________
                                                     (Registrant)

                                 By: /s/ SCOTT SHEPPARD, CHIEF OPERATING OFFICER
                                     ___________________________________________
                                                (Signature and Title)*

Date:  May 20, 2002