Form 10QSB/A
period 2001-06-30
21ST CENTURY TECHNOLOGIES INC
filed 2002-07-08
CIK 1090870

--------------------------------------------------------------------------------
SEC 2334       POTENTIAL PERSONS WHO ARE TO RESPOND TO THE COLLECTION OF
(6-00)         INFORMATION CONTAINED IN THIS FORM ARE NOT REQUIRED TO RESPOND
               UNLESS THE FORM DISPLAYS A CURRENTLY VALID OMB CONTROL NUMBER.
--------------------------------------------------------------------------------


                                                              OMB APPROVAL
                                                         OMB Number: 3235-0416
                       UNITED STATES                    Expires: April 30,2003
               SECURITIES AND EXCHANGE COMMISSION      Estimated average burden
                   WASHINGTON, D.C. 20549             hours per response: 32.00


                                  FORM 10-QSB/A
                                Amendment No. 1

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
    ACT
For the transition period from _________________ to  _________________

                        Commission file number: 000-29209

                         21ST CENTURY TECHNOLOGIES, INC.
                         -------------------------------
        (Exact name of small business issuer as specified in its charter)

       NEVADA                                                48-1110566
       ------                                                ----------
 (State or other jurisdiction of incorporation             (IRS Employer
           or organization)                              Identification No.)

                  5050 EAST BELKNAP, HALTOM CITY, TEXAS, 76117
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (817) 838-8011
                                 --------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

Item 1. Financial Statements.

                         21ST CENTURY TECHNOLOGIES, INC.
                         -------------------------------
                                AND SUBSIDIARIES
                                ----------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                   (UNAUDITED)
                                   -----------

ASSETS                                              JUNE 30, 2001                      JUNE 30, 2000
------                                              -------------                      -------------

Current Assets:
            Cash and cash equivalents                     48,876                            374,389
            Accounts Receivable, net                     381,213                             38,339
            Inventories                                  901,107                            509,146
            Notes Receivable                             462,474                            826,245
                                                     -----------                        -----------
Total Current Assets                                   1,793,670                          1,748,119

Property, Plant and Equipment, net                     2,005,622                            454,607

Other Assets, Net                                        791,016                            560,795
                                                     -----------                        -----------

Total Assets                                           4,590,308                          2,763,521

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
            Accounts Payable-trade                       478,638                             65,230
            Accounts Payable-other                       144,476                             43,707
                                                     -----------                        -----------
Total Current Liabilities                                623,114                            108,937

Other Liabilities:
            Working Capital Advances                   1,941,451                          1,765,458
            Customer Deposits                               (274)                            (4,243)
            Deferred Revenue                             225,000                                  -
            Notes Payable                                162,272                             12,685
                                                     -----------                        -----------
Total Other Liabilities                                2,328,449                          1,773,900

Total Liabilities                                      2,951,563                          1,882,837

Stockholders' Equity:
            Common Stock:
            94,716,590 and 52,657,240, issued
            and outstanding shares at $.001 par value
            at June 30, 2001 & 2000 respectively          94,717                             52,657
            Paid In Capital                            8,437,163                          4,607,583
            Common Stock Earned, but not issued          360,000                            360,000
            Retained Earning (Deficit)                (7,216,507)                        (4,104,928)
            Treasury Stock                            (   33,628)                        (   31,628)
            Stock Subscriptions                       (    3,000)                        (    3,000)
                                                     -----------                        -----------
Total Stockholders' Equity                             1,638,745                            880,684

Total Liabilities and Stockholders' Equity             4,590,308                          2,763,521


The accompanying notes are an integral part of the consolidated financial statements.


                         21ST CENTURY TECHNOLOGIES, INC.
                         -------------------------------
                                AND SUBSIDIARIES
                                ----------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (UNAUDITED)
                                   -----------


                                                3 MOS. ENDED         3 MOS. ENDED        6 MOS. ENDED      6 MOS. ENDED
                                                JUNE 30, 2001        JUNE 30, 2000      JUNE 30, 2001      JUNE 30, 2000
                                                -------------        -------------      -------------      -------------

Revenues, net of returns & allowances                 548,804             213,953             790,304            448,346

Cost of revenues                                      170,646             235,681             371,879            489,611
                                           --------------------------------------------------------------------------------

Gross profit (loss)                                   378,158             (21,728)            418,425            (41,265)
                                           --------------------------------------------------------------------------------

Operating expenses
 Advertising & selling                                151,384              40,460             232,246            109,661
 Depreciation & amortization                           78,473              41,411             148,841             74,108
 General and administrative                           411,210             231,559             756,228            428,684
 Compensation costs                                   292,027             216,453             736,899            386,494
                                           --------------------------------------------------------------------------------
                                                      933,094             529,883           1,874,214            998,947


Operating loss                                       (554,936)           (551,611)         (1,455,789)        (1,040,212)


Loss before income taxes                             (554,936)           (551,611)         (1,455,789)         (1,040,212)

Federal and state income taxes                              -                   -                   -                  -
                                           --------------------------------------------------------------------------------


Net loss                                             (554,936)           (551,611)         (1,455,789)        (1,040,212)
                                           ================================================================================

Loss per share:
 Basic                                                  (0.01)              (0.01)              (0.02)             (0.02)


The accompanying notes are an integral part of the consolidated financial statements


                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                                           2001                       2000
                                                                           -----                      ----
Cash flows from operating activities:

Net loss                                                                 (1,455,789)               (1,040,212)

Adjustments to reconcile net loss to net cash
     used in operating activities:
          Depreciation                                                      117,533                    74,408
          Amortization                                                       31,308
          Allowance for doubtful accounts                                       480
          Common stock issued for services                                  171,456

Changes in operating assets and liabilities
          Accounts receivable, trade                                        393,528                    55,229
          Sale of receivable                                                      -                    99,409
          Inventories                                                      (455,478)                 (108,234)
          Prepaid expenses                                                        -
          Other assets                                                     (279,582)                 (229,993)
          Accounts payable, trade                                           213,096                  (155,194)
          Accrued expenses                                                   94,202

                                                                 ------------------------------------------------------
                                                                            286,543                  (264,375)
                                                                 ------------------------------------------------------

          Cash used in operations                                        (1,169,246)               (1,304,587)
                                                                 ------------------------------------------------------

Cash flows from investing activities:

          Purchase of property and equipment                             (1,164,304)                 (327,168)

                                                                 ------------------------------------------------------

          Cash used in investing activities                              (1,164,304)                 (327,168)
                                                                 ------------------------------------------------------

Cash flows from financing activities:

          Advances to officer                                               (12,267)
          Treasury stock                                                       (250)
          Repayment of notes payable                                       (290,591)                  (61,025)
          Proceeds from notes payable                                        91,088
          Advances from stockholders                                      1,770,371                 1,765,458
          Issuance of common stock                                          735,731                   189,897

                                                                 ------------------------------------------------------

          Cash provided by financing activities                           2,294,082                 1,894,330
                                                                 ------------------------------------------------------

Net increase (decrease) in cash                                             (39,468)                  262,575

Cash at beginning of year                                                    88,344                   111,814
                                                                 ------------------------------------------------------

Cash at end of year                                                          48,876                   374,389
                                                                 ------------------------------------------------------


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

H.    ASSET IMPAIRMENT:

The Company adopted the provisions of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, in its financial statements for the year ended December 31, 1995. The Company prepares an undiscounted estimate of future cash flows for each long-lived asset (excluding production equipment) on an annual basis. If the carrying value of the asset exceeds expected undiscounted future cash flows to be produced by the asset, the Company recognizes an impairment loss. The Company measures the amount of the impairment loss as the amount by which the carrying value of the asset exceeds its fair value. The Subsidiary Bankruptcy Excess Reorganization Value is evaluated annually for events or conditions that would indicate impairment. Management estimates cash flows, expected for the continuing use of the asset, and then compares these estimated cash flows to the asset's carrying amount. If the estimated cash flows resulting from continuing to use the asset exceed the carrying amount of the asset, an impairment adjustment is not necessary. There has been no effect as of December 31, 2000 of adopting SFAS 121.

I.   STOCK-BASED COMPENSATION:

The Company will follow the fair value based method of accounting as prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, for its stock-based compensation. The Company currently does not have a stock option plan.

J.   PRINCIPLES OF CONSOLIDATION AND PRESENTATION -WHOLLY OWNED SUBSIDIARIES:

The consolidated financial statements include the accounts of the Company and its subsidiaries. Inter-company transactions and accounts have been eliminated in the consolidation.

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

Note 2:  Accounts Receivable

On November 6, 1998, Innovative Weaponry received a purchase order from Continental Weapons, Ltd for 32,103 Night Sights. Continental was invoiced and a quantity of sights was shipped to South Africa. The balance of the order (approximately 1,000 sights) has been manufactured and is being held at the Company's manufacturing facility to be installed on the Griffon replica of the Colt 45 as the Company receives them. The Company is receiving the first 1000 pistols sightless and is invoiced for a pistol without sights. The receivable decreases by the number of sights used when they are installed on the pistols and income is credited for the sights installed. Due to Continental's inability to ship the entire 1000 pistol order, the receivable was not decreased materially during 1999. The Continental Weapons invoice remained unpaid as of December 31, 1999; however, the Company negotiated an agreement to sell the receivable for the full invoice value. The sale was consummated April 1, 2000 to Great Mughal Trade Associates, Ltd. (GMTA). GMTA purchased the receivable and the rights to 31,103 Night Sights for $900,000.00 paying $50,000.00 down and a note for $850,000.00 payable $85,000.00 per month for 10 months. $900,000 was removed from Continental's receivable account and was placed in a note receivable-GMTA account as a current asset due within one year. This is a non-recourse transaction (Griffon has surrendered control and has no obligation to buy the receivable back) and has been accounted for as a secured note rather than the sale of a financial asset under Statement of Financial Accounting Standards No. 125. The night sights, which under lay the receivable, were valued at the original sales price to Continental for the purpose of the sale of the receivable. The $900,000 sales price represents the balance of the receivable after subtracting the sale of the 1000 night sights installed on the first 1000 pistols. GMTA has the right to repossess the sights and resell the merchandise another purchaser should they be unable to collect from Continental.


                                             6/30/01    3/31/01     12/31/00   9/30/00    6/30/00

Outstanding Invoice                              0            0             0    7,432     23,422
Continental Receivable-GMTA                290,591      290,591       450,591  725,000    815,000


Note 3:  Other Assets

License Agreement: In June 1995 Trident, a wholly owned subsidiary of the Company, entered into a license agreement (Agreement) with Trade Partners International, Inc.; rights conveyed to TPI by The University of California as operators of Los Alamos National Laboratory (patent holder) related to the development, marketing and sales rights to certain specified magnetic and/or magnet technology.

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

Note 5:  Earnings (Loss) Per Common Share

Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the years 2001 and 2000. There were no common stock equivalents outstanding during the years 2001 and 2000. SFAS No. 128, Earnings per Share apply to entities with publicly held common stock and establish standards for computing and presenting earnings per share (EPS). Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.


For the Quarter Ended June 30, 2001

                                                Income           Shares           Per-Share
                                             (Numerator)      (Denominator)         Amount

Income                                         (554,936)

Basic EPS
Income Available to Shareholders               (554,936)        94,716,590         ($0.00)

Common Stock earning but not Issued                             19,000,000

Diluted EPS
Income available to Common Shareholders
            Plus assumed conversions           (554,936)       113,716,590         ($0.00)

Note 6:  Income Taxes

At December 31, 2000, the Company has available net operating loss carry forwards of approximately $2,704,715 for federal income tax purposes that begin to expire in 2008. The federal carry forwards resulted from losses generated in prior years and have created a deferred tax asset of $919,603. It is believed to be "more likely than not" that taxable income in the periods prior to the expiration of the deferred tax assets will not be sufficient for the deferred tax assets to be recognized; therefore, a valuation allowance of $919,603 has been recognized to offset the deferred tax assets. No deferred tax liabilities exist. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

Description of Subsidiaries.

The Company had nine wholly owned subsidiaries at the end of the second quarter of 2001:

     1.    Innovative Weaponry Inc.

Innovative Weaponry is a manufacturer of tritium night sight products. Both military and private gun owners currently purchase tritium based night sights with additional applications currently under research and development. The Innovative Weaponry products feature multi-color tritium sights with the front sight brighter than the rear sight thereby enhancing low light sighting. Innovative Weaponry products have been sold to original equipment manufacturers, certain members of the United States military (including two Navy Seal Teams, United States Customs, Drug Enforcement, Fish and Game, and state and local police departments nationwide.

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

     2. Trident Technologies Inc.

Trident Technologies Corporation ("Trident"), is a manufacturer of the Gripper (a magnetic climbing device worn on the hand and feet), the Sea Patch formerly called the Underwater Seal and the ProMag. The SeaPatch is a magnetic "cam-on/cam-off" device used to seal leaks in the metal hulls of ships with both disaster and environmental markets.

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

     4. Net Construction, Inc.

On June 19, 2001, the name of company subsidiary CQB Armor, Inc. was changed to NetConstruction, Inc. CQB Armor had been an inactive subsidiary since its formation due to the failure of a planned acquisition to close. The name was changed on order to effect the acquisition of NetConstruction, a telecommunications and networking company originally founded in 1999. NetConstruction currently offers a variety of services to its clients, including networking, telecommunication services, web hosting and development; security and access control systems and custom cabling design services.

     5. Trade Partners International, Inc.

Trade Partners International, Inc. ("Trade Partners") is acquiring a privately held California partnership, which manufactures and distributes bicycle tire sealant.


     6.  Hallmark Human Resources, Inc.

Hallmark commenced business effective January 1, 2001. Hallmark was established to operate as a Professional Employer Organization ("PEO"), more commonly known as an employee leasing company. A PEO will hire the employees of existing businesses and then lease the employees back to the company. This relieves the company of much of the "red tape" associated with maintaining permanent employees, and provides reduced administrative expense, workers' compensation premiums and similar costs due to the benefits of an economy of scale. Similarly, employees are afforded reduced costs for medical coverage, childcare and other benefits.

Prior to Hallmark's creation, the Company and its subsidiaries had used the services of another PEO at a cost of approximately $4000.00 a month. Hallmark has now assumed this role. Hallmark intends to aggressively market its services to other employers in the current fiscal year.

     7.   Unertl Optical Company, Inc.

In fiscal year 2000, the Company purchased the assets of the former John Unertl Optical Company, Inc. of Mars, Pennsylvania, a long-time manufacturer of high quality rifle scopes and optical equipment and formed Unertl Optical Company, Inc. ("Unertl") as a wholly owned subsidiary to carry on the business. During the fourth quarter of 2000, we acquired the assets of the former John Unertl Optical Company. During the first quarter of 2001, the machinery, equipment and work in process inventory was relocated to our Ft. Worth, Texas manufacturing facility. We will retain the machinery and equipment necessary to commence production of the scopes.

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

     9.     Miniature Machine Corporation, Inc.

In March 2001 the Company acquired the stock of Miniature Machine Corporation, Inc. ("MMC"). Like Innovative Weaponry, MMC manufactures and distributes gun sights. The primary difference between the products of the two subsidiaries is that Innovative Weaponry markets fixed sights, while MMC sights are adjustable. The Company believes that MMC will integrate smoothly into its business plan and will ultimately provide some economy of scale, which could not be achieved if two such operations were operated separately.

Results of Operations.

The Company completed the second quarter of 2001 with total assets of $4,590,308, compared with $2,960,903 at the end of fiscal year 2000, and $2,763,521 at the end of the second quarter of 2000. The company's fixed assets consisting of property, plant and equipment were valued at $2,005,622 at the end of the second quarter of 2001, compared with $949,351 at the end of fiscal year 2000 and $454,607 at the end of the second quarter of 2000. This was due to several factors, which included the company's purchases of a new manufacturing and office facility in Haltom City, Texas, new computer equipment, and the assets of Miniature Machine Corporation, all of which took place during the first quarter of 2001, and the earlier purchase of the assets of the Unertl Optical Company in the fourth quarter of 2000.

The Company had net revenues for the second quarter of 2001 of $548,804 and total net revenues for the first two quarters of 2001 of $790,304. This compares with net revenues for the second quarter of 2000 of $213,953, and for the first two quarters of 2000 of $448,346. Gross profit for the second quarter of 2001 was $378,158 and was $418,425 for the first two quarters of 2001, compared with a gross profit of ($21,738) for the second quarter of 2000 and ($41,265) for the first two quarters of 2000.

Advertising and selling expenses for the second quarter of 2001 were $151,384 and $232,246 for the first two quarters of 2001, compared with $40,460 for the second quarter of 2000, $109,661 for the first two quarters of 2000 and $407,719 for fiscal year 2000. This increase over comparable 2000 periods was due to increased print advertising costs (i.e. magazine advertising, sales catalogs and brochures) as well as the development of internet advertising and websites, and upgraded exposure at trade shows.

General and administrative expenses were $411,210 for the second quarter of 2001 and $756,228 for the first two quarters of 2001. This compares with $231,559 for the second quarter of 2000 and $428,684 for the first two quarters of 2000. Compensation costs for the second quarter 2001 were $292,027 and were $736,899 for the first two quarters of 2001, compared with $216,453 in the second quarter of 2000 and $386,494 in the first two quarters of 2000. These increases were attributable to costs associated with moving into the company's new facility in Haltom City, Texas and upgrading the companies computer system. They were also attributable to cash associated with hiring additional employees and developing a Human Resource Department and personnel necessary to properly staff the company's subsidiary Hallmark Human Resources.

Factors Affecting Liquidity and Capital Resources.

The Company is dependent upon cash on hand, revenues from the sale of its products, and its ability to raise cash through the sale of its shares. At present, the Company needs cash for monthly operating expenses in excess of its historic sales revenues. The Company will continue to require additional capital funding until sales of current products increase and sales of products under the Trident and Unertl lines are fully established. The Company may finance further growth through both public and private financing, including equity offerings, which may further dilute current shareholders' interests. If the Company is unable to raise sufficient funds to satisfy either short term or long term needs, there would be substantial doubt as to whether the Company could continue as a going concern on either a consolidated basis or through continued operation of any subsidiary, and it might be required to significantly curtail its operations, significantly alter its business strategy or forego market opportunities.

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

15.1     Independent Accountants' Report

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


                              21st Century Technologies, Inc.
                              ------------------------------------------------
                              (Registrant)

Date 7/08/02                  /s/SCOTT SHEPPARD
                              ------------------------------------------------
                              Scott Sheppard, Chief Operating Officer
                              (Signature)*

*Print the name and title of each signing officer under his signature.