Form 10QSB/A
period 2001-09-30
21ST CENTURY TECHNOLOGIES INC
filed 2002-07-08
CIK 1090870

________________________________________________________________________________
SEC 2334       POTENTIAL PERSONS WHO ARE TO RESPOND TO THE COLLECTION OF
(6-00)         INFORMATION CONTAINED IN THIS FORM ARE NOT REQUIRED TO RESPOND
               UNLESS THE FORM DISPLAYS A CURRENTLY VALID OMB CONTROL NUMBER.
________________________________________________________________________________


                         UNITED STATES                       OMB APPROVAL
                 SECURITIES AND EXCHANGE COMMISSION     OMB Number: 3235-0416
                     WASHINGTON, D.C. 20549             Expires: April 30,2003
                                                       Estimated average burden
                                                       hours per response: 32.00




                                  FORM 10-QSB/A
                                 Amendment No. 1

(Mark One)

[X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

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

                                       N/A
                                       ---
(Former name, former address and former fiscal year, if changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 115, 169,300 as of September 30, 2001.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X ]



                         PART I -- FINANCIAL INFORMATION

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

Item 1. Financial Statements.

                         21ST CENTURY TECHNOLOGIES, INC.
                         ------------------------------
                                AND SUBSIDIARIES
                                ----------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                   (UNAUDITED)
                                   -----------

                                                     SEPT 30, 2001                      SEPT 30, 2000
                                                     -------------                      -------------
ASSETS
------
Current Assets:
         Cash and cash equivalents                    $    99,892                        $   280,601
         Accounts Receivable, Net                         692,621                            457,390
         Inventories                                    1,001,514                            610,099
         Notes Receivable                                 494,854                            692,580
                                                        ---------                          ---------
Total Current Assets                                    2,288,881                          2,040,670

Property, Plant, and Equipment, Net                     2,081,214                            461,081
Other Assets, Net                                         891,336                            535,410
                                                        ---------                          ---------
Total Assets                                          $ 5,261,431                        $ 3,037,161
                                                        =========                          =========


LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
         Accounts Payable-trade                       $   875,516                        $    59,844
         Accounts Payable-other                           360,595                             90,356
         Deferred Income                                  225,000                            225,000
                                                      -----------                        -----------
Total Current Liabilities                               1,461,111                            375,200

Other Liabilities:
         Working Capital Advances                       1,562,314                          1,765,458
         Notes Payable                                    534,648                            141,678
                                                      -----------                        -----------
Total Other Liabilities                                 2,096,962                          1,907,136
                                                      -----------                        -----------

TOTAL LIABILITIES:                                      3,558,073                          2,282,336

STOCKHOLDERS' EQUITY:
         Common Stock, issued
         115,169,300 and 52,857,240
         issued and outstanding shares at
         $.001 par value
         at Sept 30, 2001 and 2000                        115,169                             52,857
         Paid-in Capital                                9,072,821                          4,730,298
         Common Stock Earned,
         but not Issued                                   360,000                            360,000
         Retained Earnings (Deficit)                   (7,678,254)                        (4,351,602)
         Treasury Stock                                (  163,378)                        (   33,728)
         Stock Subscriptions                           (    3,000)                        (    3,000)
                                                      -----------                        -----------
         Total Stockholders' Equity                     1,703,358                            754,825
                                                      -----------                        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 5,261,431                        $ 3,037,161
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
                                   -----------


                                                  3 MOS. ENDED          3 MOS. ENDED           9 MOS. ENDED       9 MOS. ENDED
                                                 SEPT. 30, 2001        SEPT. 30, 2000         SEPT. 30, 2001     SEPT. 30, 2000
                                                 --------------        --------------         --------------     --------------


Revenues, net of returns & allowances
 Innovative Weaponry                                    455,464               163,080              1,023,679            611,425
 Club 2826                                              164,081                     -                208,562                  -
 Hallmark                                               125,130                     -                170,091                  -
 Trident                                                 22,065                     -                 48,567                  -

 Total sales                                            766,740               163,080              1,450,899            611,425

Cost of sales                                           215,187               150,996                609,486            562,606


Gross profit (loss)                                     551,553                 12,084               841,413             48,819

Operating expenses
 Advertising & selling                                   84,001                     -                316,247                  -
 Depreciation & amortization                            273,485                28,626                422,326             99,812
 General and administrative                             241,375               266,762                869,038          1,235,896
 Compensation costs                                     414,439                     -              1,151,338                  -
                                                      1,013,300               295,388              2,758,949          1,335,708

Operating loss                                         (461,747)             (283,304)            (1,917,536)        (1,286,889)


Loss before income taxes                               (461,747)             (283,304)            (1,917,536)        (1,286,889)

Federal and state income taxes                                -                     -                      -                  -


Net loss                                               (461,747)             (283,304)            (1,917,536)        (1,286,889)

Loss per share:
 Basic                                                   (0.004)               (0.003)                (0.036)            (0.020)


The accompanying notes are an integral part of the consolidated financial statements.

                         21ST CENTURY TECHNOLOGIES, INC.
                         -------------------------------
                                AND SUBSIDIARIES
                                ----------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)
                                   -----------
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
              -----------------------------------------------------

                                                                             2001                       2000
                                                                             ----                       ----
Cash flows from operating activities:

Net loss                                                                  (1,917,536)                (1,286,889)

Adjustments to reconcile net loss to net cash
     used in operating activities:
         Depreciation                                                        375,221                     99,812
         Amortization                                                         47,105                          -
         Allowance for doubtful accounts                                           -                          -
         Common stock issued for services                                    557,460                          -

Changes in operating assets and liabilities
         Accounts receivable, trade                                           82,600                   (375,504)
         Sale of receivable                                                        -                    150,000
         Inventories                                                        (555,885)                  (260,974)
         Deferred revenue                                                          -                    225,000
         Other assets                                                        131,117                    (75,205)
         Accounts payable, trade                                             609,974                   (118,249)
         Accrued expenses                                                    310,595                          -

                                                                 -----------------------------------------------------
                                                                           1,558,187                   (355,120)
                                                                 -----------------------------------------------------

          Cash used in operations                                           (359,349)                (1,642,009)
                                                                 -----------------------------------------------------

Cash flows from investing activities:

         Purchase of property and equipment                               (1,619,121)                  (333,642)
         Purchase of other assets                                           (315,279)                         -
                                                                 -----------------------------------------------------

          Cash used in investing activities                               (1,934,400)                  (333,642)
                                                                 -----------------------------------------------------

Cash flows from financing activities:

         Advances to officer                                                 (44,647)                         -
         Treasury stock                                                     (220,000)                         -
         Repayment of notes payable                                         (290,591)                         -
         Proceeds from notes payable                                         463,464                     68,268
         Advances from stockholders                                        1,391,234                  1,765,458
         Issuance of common stock                                          1,005,837                    310,712

                                                                 -----------------------------------------------------

          Cash provided by financing activities                            2,305,297                  2,144,438
                                                                 -----------------------------------------------------

Net increase (decrease) in cash                                               11,548                    168,787

Cash at beginning of year                                                     88,344                    111,814
                                                                 -----------------------------------------------------

Cash at end of year                                                           99,892                    280,601
                                                                 -----------------------------------------------------


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


                                                     FOR THE QUARTER ENDED SEPT 30, 2001
                                                     INCOME   SHARES            PER-SHARE
                                                 (NUMERATOR)     (DENOMINATOR)    AMOUNT

Income                                             (461,747)

BASIC EPS
Income available to Common Stockholders            (461,747)      115,169,300     $(0.00)

EFFECT OF DILUTIVE SECURITIES

Common Stock Earned but not Issued                                 19,000,000

DILUTED EPS

Income available to common stockholders
    Plus assumed conversions                      ($461,747)      134,169,300     $(0.00)
                                                   ========       ===========       ====

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

     5. Trade Partners International, Inc.

Trade Partners International, Inc. ("Trade Partners") is in negotiations to conclude its acquisition of a privately held California partnership which manufactures and distributes bicycle tire sealant.

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

Advertising and selling expenses for the third quarter of 2001 were $84,001, and were $316,247 for the first three quarters of 2001. General and administrative expenses were $241,375 for the third quarter of 2001 and $869,038 for the first three quarters of 2001, compared with $266,762 for the third quarter of 2000 and $1,235,896 for the first three quarters of 2000, representing a slight increase in comparable third quarters of 2001 and 2000 but a decrease over the cumulative third quarter results for 2001 when compared to 2000. Compensation costs for the third quarter of 2001 were $414,439 and $1,151,338 for the nine months.

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


     (b) Reports on Form 8-K

The Company filed two Form 8-Ks during the third quarter of 2001. On July 13, 2001, a Form 8-K was filed in connection with the settlement of litigation filed against a former director of the Corporation, which was settled during the second quarter of 2001. This litigation is fully described in the Form 10-Q filed for the second quarter of 2001.

An 8-K filed as of September 26, 2001 reported the commencement of the litigation described in Part II, Item I above. The company filed no other Form 8-K's during the third quarter of 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      21st Century Technologies, Inc.
                                      ------------------------------------------
                                      (Registrant)

Date 07/08/02                         /s/SCOTT SHEPPARD
                                      ------------------------------------------
                                      Scott Sheppard, Chief Operating Officer
                                      (Signature)*


*Print the name and title of each signing officer under his signature.