Form 10QSB
period 2002-06-30
21ST CENTURY TECHNOLOGIES INC
filed 2002-08-19
CIK 1090870

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

                  For the quarterly period ended June 30, 2002


[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


      For the transition period from _________________ to _________________


                        Commission file number: 000-29209


                         21ST CENTURY TECHNOLOGIES, INC.
        _________________________________________________________________
        (Exact name of small business issuer as specified in its charter)


            Nevada                                         48-1110566
____________________________________           _________________________________
  (State  or  other  jurisdiction              (IRS Employer Identification No.)
of  incorporation  or  organization)


                  5050 East Belknap, Haltom City, Texas, 76117
                  ____________________________________________
                    (Address of principal executive offices)


                                 (817) 838-8011
                           ___________________________
                           (Issuer's telephone number)


________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 199,927,145 as of August 7, 2002.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]


                         PART I -- FINANCIAL INFORMATION


This report includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. All statements other than statements of historical fact included in this report are forward looking statements. Such forward looking statements include, without limitation, statements as to estimates, expectations, beliefs, plans, and objectives concerning the Company's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources" regarding the Company's estimate of sufficiency of existing capital resources and its ability to raise additional capital to fund cash requirements for future operations and acquisitions. The forward looking statements are subject to assumptions and beliefs based on current information known to the Company and factors that are subject to uncertainties, risk and other influences, which are outside the Company's control, and could yield results differing materially from those anticipated. The ability to achieve the Company's expectations is contingent upon a number of factors which include (i) availability of sufficient capital and capital market conditions, (ii) the Company's ability to produce and market its products as produced by its various subsidiaries (including, but not limited to, the PT Night Sights, MMC gun sights and the SeaPatch/ProMag), (iii) effect of any current or future competitive products, (iv) on going cost of research and development activities, and (v) the retention of key personnel. "PT Night Sights", "Sea Patch", "Gripper" and "Griffon" are our trademarks. This report may contain trademarks and service marks of other companies.

ITEM 1. FINANCIAL STATEMENTS.


                         INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Stockholders
21st Century Technologies, Inc.
    and Subsidiaries
Haltom City, Texas


We have reviewed the accompanying consolidated balance sheet of 21st Century Technologies, Inc. and subsidiaries as of June 30, 2002 and the related consolidated statements of operations and cash flows for the six months then ended. These consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying June 30, 2002 consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.


/s/  TURNER, STONE & Company, L.L.P.
____________________________________
     Turner, Stone & Company, L.L.P.


Certified Public Accountants
Dallas, Texas
August 14, 2002



                21ST CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                       JUNE 30, 2002        JUNE 30, 2001
                                                       _____________        _____________

ASSETS

CURRENT ASSETS:
         Cash and cash equivalents                      $     15,810              48,876
         Accounts Receivable, Net                            477,492             381,213
         Inventories                                         857,061             901,107
         Advances to Stockholders                            200,883             462,474
                                                        ____________         ___________
Total Current Assets                                       1,551,246           1,793,670

Property, Plant, and Equipment, Net                        1,537,538           2,005,622

Other Assets, Net                                            658,562             791,016
                                                        ____________         ___________
Total Assets                                            $  3,747,346         $ 4,590,308
                                                        ============         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts Payable-trade                         $    113,163             478,638
         Accounts Payable-other                              581,188             144,476
                                                        ____________         ___________
Total Current Liabilities                                    694,351             623,114

OTHER LIABILITIES:
         Working Capital Advances                                  0           1,941,451
         Customer Deposits                                         0                (274)
         Deferred Revenue                                          0             225,000
         Advances from Stockholders                          262,847                   0
         Notes Payable                                       540,866             162,272
                                                        ____________         ___________
Total Other Liabilities                                      803,713           2,328,449
                                                        ____________         ___________

TOTAL LIABILITIES:                                         1,498,064           2,951,563

MINORITY INTEREST-MMC                                          3,158                   0

STOCKHOLDERS' EQUITY:
         Common Stock, issued
              183,314,550 and 94,716,590 and
           outstanding shares at $.001 par value
           at June 30, 2002 & 2001 respectively              183,315              94,717
         Paid-in Capital                                  13,707,552           8,437,163
         Common Stock Earned,
            but not Issued                                         0             360,000
         Retained Earnings (Deficit)                     (11,265,299)         (7,216,507)
         Treasury Stock                                     (376,444)            (33,628)
         Stock Subscriptions                                  (3,000)             (3,000)
                                                        ____________         ___________
         Total Stockholders' Equity                        2,246,124           1,638,745
         Total Liabilities
             and Stockholders' Equity                   $  3,747,346         $ 4,590,308
                                                        ============         ===========

The accompanying notes are an integral part of the financial statements.




                21ST CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                          3 MOS. ENDED        3 MOS. ENDED        6 MOS. ENDED        6 MOS. ENDED
                                          JUNE 30, 2002       JUNE 30, 2001       JUNE 30, 2002       JUNE 30, 2001
                                          _____________       _____________       _____________       _____________

Revenues, Net                               $ 479,710           $ 548,804          $1,208,468          $   790,304

Cost of Revenues                              276,739             170,646             566,646              376,879
                                            _________           _________          __________          ___________
Gross Profit                                  202,971             378,158             641,822              418,425

General and administrative expenses           137,439             411,210             292,402              756,228

Advertising & Selling                          26,046             151,384              60,639              232,246

Compensation Costs                             74,788             292,027             199,402              736,899

Depreciation and Amortization                  70,004              47,826             152,127               90,420
                                            _________           _________          __________          ___________

Income (Loss) from Operations               $(105,306)          $(554,936)         $  (62,748)         $(1,455,789)

Gain on Sale of Assets                        324,739                   0             324,739                    0

Estimated Income Taxes                              0                   0                   0                    0
                                            _________           _________          __________          ___________

NET INCOME (LOSS)                           $ 219,433           $(554,936)         $  261,991          $(1,455,789)
                                            =========           =========          ==========          ===========

EARNINGS (LOSS) PER COMMON SHARE:
         Basic & Diluted                    $    0.00           $   (0.01)         $     0.00          $     (0.02)


The accompanying notes are an integral part of the consolidated financial statements




                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                                  2002             2001
                                                                                _________       ___________

Cash flows from operating activities:

Net income (loss)                                                               $ 261,991       $(1,455,789)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
             Depreciation                                                          79,854           117,533
             Amortization                                                          72,273            31,308
             Allowance for doubtful accounts                                            -               480
             Common stock issued for services                                      37,500           171,456
             Gain on disposition of net assets                                   (324,739)                -

Changes in operating assets and liabilities
             Accounts receivable, trade                                           (91,587)          393,528
             Inventories                                                          (32,849)         (455,478)
             Prepaid expenses                                                      25,093                 -
             Other assets                                                        (172,706)         (279,582)
             Accounts payable, trade                                             (711,232)          213,096
             Accrued expenses                                                     582,416            94,202
                                                                                _________       ___________
                                                                                 (535,977)          286,543
                                                                                _________       ___________

                    Cash used in operations                                      (273,986)       (1,169,246)
                                                                                _________       ___________

Cash flows from investing activities:

             Purchase of property and equipment                                                  (1,164,304)
             Repayment of stockholder advances                                      3,679
                                                                                _________       ___________

                    Cash provided by (used in) investing activities                 3,679        (1,164,304)
                                                                                _________       ___________
Cash flows from financing activities:

             Advances from officer                                                      -           (12,267)
             Treasury stock                                                             -              (250)
             Proceeds from notes payable                                          200,000            91,088
             Repayment of notes payable                                           (84,269)         (290,591)
             Advances from stockholders                                           162,747         1,770,371
             Issuance of common stock                                                 418           735,731
                                                                                _________       ___________

                    Cash provided by financing activities                         278,896         2,294,082
                                                                                _________       ___________

Net increase (decrease) in cash                                                     8,589           (39,468)

Cash at beginning of period                                                         7,221            88,344
                                                                                _________       ___________

Cash at end of period                                                              15,810            48,876
                                                                                _________       ___________

             The accompanying notes are an integral part of the consolidated financial statements


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

NOTE 3:  STOCKHOLDERS' EQUITY

The total number of all classes of authorized capital stock is 200,000,000 shares, all of which are Common Stock, $0.001 par value per share. As of June 30, 2002, there are 183,314,550 shares of common stock issued and outstanding. 19,000,000 shares of common stock was earned under a previous consulting agreement with the prior Chairman. These shares were not issued to Mr. Wilson because the Company needed the shares to raise equity capital. Additionally, it was discovered that the authorized shares had not been properly filed with the State of Nevada. The Company retroactively corrected this issue during the second quarter of 2000. Mr. Wilson's shares were represented in the Equity section of the balance sheet as common stock earned but not issued. An adjustment to the 1997 ending retained earnings was recorded to record the compensation expense incurred by the Company. Mr. Wilson resigned May 1, 2002 and transferred his rights to the stock to ES, Inc. in settlement of a personal obligation, which are held in treasury stock.

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




FOR THE QUARTER ENDED JUNE 30, 2002
                                                INCOME             SHARES           PER-SHARE
                                              (NUMERATOR)       (DENOMINATOR)        AMOUNT
                                              ___________       _____________       _________

Income                                         $219,433

BASIC EPS

Income available to Common Stockholders        $219,433          183,314,550         $ 0.00



DILUTED EPS

Income available to common stockholders
    plus assumed conversions                   $219,433          183,314,550         $ 0.00
                                               ========                              ======



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

The Company's magnetic technologies have been tested and approved by the American Bureau of Shipping and are being used by Louisiana Emergency Response Training facilities in Holden, LA.; Texas A&M Emergency Services Training Institute in College Station, TX; and Transportation Technology Center Emergency Response Training facility in Pueblo, CO. Demand for these products from governmental and industrial sources is largely estimated and while the Company has studied various markets, no assurance can be given that these products can be successfully marketed.

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

NOTE 9:  BUSINESS SEGMENTS

The Company has two business segments: (a) Manufacture of night sights for handguns and other firearms (b) manufacture of an Emergency Magnetic SeaPatch/ProMag System The majority of the Company's sales are derived from sales of night sights.

NOTE 10: CHANGE OF OFFICERS AND DIRECTORS

On May 1, 2002, Kenneth W. Wilson submitted his resignation as President and Chairman of the Board of the Company. Arland D. Dunn was elected to serve as President and Chairman of the Board. Additionally, the Board of Directors appointed Duane Cocheneur to serve an unexpired term on the Board of Directors. Larry Bach was appointed Secretary-Treasurer.

NOTE 11: SALE OF ASSETS

On June 26, 2002, the Company completed the sale of the assets of 2826 Elm St., Inc. to ES, Inc., a Nevada Corporation. The corporate shell was retained as an asset of the Company. The assets of 2826 Elm, Inc. were sold for $360,000.00 plus assumption of notes payable and all its current liabilities. ES, Inc. tendered the common stock rights it had received from Kenneth Wilson to 2826 Elm St., Inc. This is now represented in the equity section as Treasury Stock.

During April of 2002, a preliminary contract was signed which will allow the sale of Unertl Optical, Inc. Details between the Company and the purchaser are being negotiated and it is believed that a finalized document will be executed during the third quarter.

NOTE 12: SUBSEQUENT EVENTS

On July 23, 2002, an auction was held on the Company's premises. Certain unused and surplus machinery and equipment and tire sealant inventory was sold. The auction raised approximately $75,000.00 in additional working capital.

Following surgery for an injury and effective July 25, 2002 James Mydlach resigned as a Director and Vice-Chairman of the Board. Richard Grob resigned effective the same day to pursue other business opportunities.

On August 9, 2002, Dwane Cochenhour submitted his resignation from the Board of Directors. The resignation was accepted on August 14, 2002.

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

         2.       Trident Technologies Inc.

Trident Technologies Corporation ("Trident") manufactures and distributes the SeaPatch and ProMag magnetic sealing devices. The products are designed for use on many designs of ferrous containers including the metal hulls of ships, railroad tank cars, above ground storage tanks and some pipeline applications. The SeaPatch, formerly called the Underwater Seal, and the ProMag, is marketed and distributed under patent pending application number 20020000697. The Sea Patch is a magnetic "cam-on/cam-off" device used to seal leaks in the metal hulls of ships with both disaster and environmental markets.

The ProMag is designed to stop leaks on rail cars, tankers and pipeline. The ProMag can be applied to rounded surfaces and corners, as well as other applications.

         3.       Griffon USA, Inc.

Griffon USA, Inc. ("Griffon"), imports a .45 caliber semi-automatic pistol from continental Weapons (Pty) located in South Africa. Griffon is regulated by the U.S. Bureau of Alcohol, Tobacco and Firearms. The inventory for Griffon U.S.A., Inc. has been liquidated, with the exception of about 20 units for service and repair, and operations for this subsidiary have been discontinued.

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

Operations of this subsidiary have been discontinued. Management is actively seeking a buyer for the corporation and associated licenses.

         5.       Unertl Optical Company, Inc.

In fiscal year 2000, the Company purchased the assets of the former John Unertl Optical Company, Inc. of Mars, Pennsylvania, a long time manufacturer of high quality rifle scopes and optical equipment and formed Unertl Optical Company, Inc. ("Unertl") as a wholly owned subsidiary to carry on the business. During the fourth quarter of 2000, 21st Century Technologies acquired the assets of the former John Unertl Optical Company. During the first quarter of 2001, the machinery, equipment and work in process inventory was relocated to our Ft. Worth, Texas manufacturing facility. As of June 30, 2002, the Company has entered into a sales agreement for Unertl. Completion of the sale is expected in the third quarter.

         6.       2826 Elm Street, Inc.

On June 20, 2002, 21st Century Technologies, Inc. sold the assets of 2826 Elm Street, Inc., a nightclub in the historic Deep Ellum entertainment district of Dallas, TX. See Note 11 for information regarding the sale.

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

         8.       Trade Partners International

Operations of this subsidiary have been discontinued.


RESULTS OF OPERATIONS

INCOME STATEMENT

21st Century Technologies, Inc. ended the second quarter of 2002 with a net profit of $219,433, including $324,739 on a gain from the sale of the assets of 2826 Elm St., Inc, reflecting a large turnaround from comparable periods in 2001. Year-to-date the combined operations of 21st Century Technologies, Inc. show a net profit of $261,991. In 2001, at the end of the second quarter, 21st Century Technologies, Inc. had a net loss of $1,455,789.

Revenue for the second quarter reflected the seasonal decline historically experienced by the firearms industry. Revenue decreased from comparable second quarter periods due primarily to a large sale to a group of customers with common ownership in the second quarter of 2001. If this transaction, totaling approximately $150,000, were removed, comparable quarter core revenue would reflect an increase in 2002.

Management continues to concentrate on expense control with additional reductions in General and Administrative expenses at $137,439 for the second quarter compared with $154,963 for the first quarter of 2002. Year-to-date general and administrative expenses $292,402. In 2001, the respective periods of second quarter and year-to-date were $411,210 and $756,228.

Compensation costs have also seen dramatic reductions $74,788 for the second quarter, compared with $124,614 in the first quarter of 2002. As a percentage of sales, administrative salaries were at 16% of revenue for the quarter and 17% year-to-date compared with the 2001 respective periods at 53% and 93% of sales.

BALANCE SHEET

21st Century Technologies, Inc. continues to streamline operations of the company. In addition to operating expenses reflected above, the efficiency efforts are reflected in the reduction of total assets in the second quarter of 2002 to $3,747,346 from $4,590,308. Liabilities have seen a significant reduction in the past twelve months from $2,328,449 in June of 2001 to $1,498,064 in June of 2002.

Liquidity, as a current ratio excluding advances, remains acceptable at 1:95:1 compared with 2.14:1 one year ago. The leverage position of the company continues to improve at .67X versus 1.80X 12 months ago.

FACTORS AFFECTING LIQUIDITY AND CAPITAL RESOURCES.

The Company is dependent upon cash on hand, revenues from the sales of its products, and its ability to raise cash through the sale of its shares. At present, the Company needs cash for monthly operating expenses in excess of its historic sales revenues. The Company will continue to require additional capital funding until sales of current products increase and sales of products under the Trident line is fully established. The Company will finance further growth through both public and private financing, including equity offerings, which will further dilute current shareholders' interests. If the Company is unable to raise sufficient funds to satisfy either short term or long term needs, there would be substantial doubt as to whether the Company could continue as a going concern on either a consolidated basis or through continued operation of any subsidiary, and it might be required to significantly curtail its operations, significantly alter its business strategy or forego market opportunities.


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

         4) U. S. Optics Suit was filed in 2001 against U.S. Optics and its principal John Williams in cause number 01CC02407 in Superior Court for the State of California, Orange County Division for conversion, trademark infringement, false advertising and breach of contract, among other caused of action arising from Defendants' interference 21st Century's purchase of Unertl Optical. The Defendants counterclaimed against 21st Century, its subsidiaries and individual present and former officers and directors of those entities, alleging breach of contract, fraud, conspiracy and other counts related to 21st Century's purchase of Unertl and its dealings with U.S. Optics and Williams. The litigation was successfully resolved in favor of 21st Century and the counterclaim was dismissed in all respects. The defendant judgment in favor of 21st Century Technologies, Inc. was for $25,000, which will be repaid over 24 months.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS UNTO A VOTE OF SECURITY MATTERS

None

ITEM 5.  OTHER INFORMATION

Subsequent to the end of the second quarter, on August 6, 2002, the Company filed a Form S-8 with the Securities and Exchange Commission. This filing authorizes the Company to issue stock to various employees, officers, directors and consultants.

ITEM 6(A). EXHIBITS

        99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



ITEM 6(B). REPORTS ON FORM 8-K.

On August 15, 2002, a Form 8-K was submitted to the Securities and Exchange Commission regarding the change in management that occurred on May 1, 2002. No financial statements were presented with this filing.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Additionally, the undersigned hereby certify the correctness and completeness, in all material respects, of the information contained in this quarterly report and their responsibility for the Company's internal controls and the periodic evaluation of such internal controls.

                        21ST CENTURY TECHNOLOGIES, INC.
                        _______________________________
                        (Registrant)



Date 8/16/02            /s/  ARLAND D. DUNN
     _______            ______________________________________
                             Arland D. Dunn,
                             Chief Executive Officer/President



Date 8/16/02            /s/  ALVIN L. DAHL
     _______            ______________________________________
                             Alvin L. Dahl,
                             Chief Financial Officer


*Print the name and title of each signing officer under his signature.