Form 10QSB
period 2002-09-30
21ST CENTURY TECHNOLOGIES INC
filed 2002-11-19
CIK 1090870

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

                For the quarterly period ended September 30, 2002


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 199,927,145 as of October 7, 2002.

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

ITEM 1. FINANCIAL STATEMENTS.


                         INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Stockholders
21st Century Technologies, Inc.
    and subsidiaries
Haltom City, Texas


We have reviewed the accompanying consolidated balance sheet of 21st Century Technologies, Inc. and subsidiaries as of September 30, 2002 and the related consolidated statements of operations and cash flows for the nine months then ended. These consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.


/s/  TURNER, STONE & Company, L.L.P.
____________________________________
     Turner, Stone & Company, L.L.P.

Certified Public Accountants
Dallas, Texas
November 15, 2002



                21ST CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                     SEPT 30, 2002       SEPT 30, 2001
                                                     _____________       _____________

ASSETS

CURRENT ASSETS:
         Cash and cash equivalents                   $      83,330       $      99,892
         Accounts Receivable, Net                          347,686             692,621
         Inventories                                       537,547           1,001,514
         Notes Receivable                                  208,593             494,854
                                                     _____________       _____________
Total Current Assets                                     1,177,156           2,288,881

Property, Plant, and Equipment, Net                      1,386,781           2,081,214

Other Assets, Net                                          744,362             891,336
                                                     _____________       _____________
Total Assets                                            $3,308,299       $   5,261,431
                                                     =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts Payable-trade                      $     116,385       $     875,516
         Accounts Payable-other                            458,991             360,595
         Deferred Income                                         0             225,000
                                                     _____________       _____________
Total Current Liabilities                                  575,376           1,461,111

OTHER LIABILITIES:
         Working Capital Advances                                0           1,562,314
         Notes Payable-Stockholder                         315,017                   0
         Notes Payable                                     368,433             534,648
                                                     _____________       _____________
Total Other Liabilities                                    683,450           2,096,962
                                                     _____________       _____________

TOTAL LIABILITIES:                                       1,258,826           3,558,073

MINORITY INTEREST-MMC                                        3,158                   0

STOCKHOLDERS' EQUITY:
         Common Stock, issued
              199,927,145 and 115,169,300 and
         outstanding shares at $.001 par value
         at Sept 30, 2002 and 2001                         199,927             115,169
         Paid-in Capital                                13,719,440           9,072,821
         Common Stock Earned,
         but not Issued                                          0             360,000
         Retained Earnings (Deficit)                   (11,493,608)         (7,678,254)
         Treasury Stock                                   (376,444)           (163,378)
         Stock Subsriptions                                 (3,000)             (3,000)
                                                     _____________       _____________
         Total Stockholders' Equity                      2,046,315           1,703,358
                                                     _____________       _____________
         Total Liabilities
         and Stockholders' Equity                    $   3,308,299       $   5,261,431
                                                     =============       =============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                21ST CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                      3 MOS. ENDED      3 MOS. ENDED      9 MOS. ENDED      9 MOS. ENDED
                                      SEPT 30, 2002     SEPT 30, 2001     SEPT 30, 2002     SEPT 30, 2001
                                      _____________     _____________     _____________     _____________

NET SALES

Innovative Weaponry                     $ 218,826         $ 455,464         $1,147,087       $ 1,023,679
Club 2826                                       0           164,081            250,312           208,562
Hallmark                                        0           125,130             19,645           170,091
Trident                                    95,905            22,065            106,155            48,567
                                        _________         _________         __________       ___________

TOTAL NET SALES                           314,731           766,740          1,523,199         1,450,899

Cost of Sales                             116,087           215,187            682,733           609,486
                                        _________         _________         __________       ___________

Gross Profit                              198,644           551,553            840,466           841,413

General and administrative expenses        85,664           241,375            378,066           869,038

Advertising & Selling                      31,165            84,001             91,804           316,247

Compensation Costs                        115,359           414,439            314,761         1,151,338

Depreciation and Amortization              63,898           273,485            216,025           422,326
                                        _________         _________         __________       ___________

Net Income (Loss)                         (97,442)         (461,747)        $ (160,190)      $(1,917,536)

Gain (Loss) on Sale of Assets                 128                 0            324,867                 0

Recapitalization Expense                 (130,995)                0           (130,995)                0

Estimated Income Taxes                          0                 0                  0                 0
                                        _________         _________         __________        __________

NET INCOME (LOSS)                       $(228,309)        $(461,747)        $   33,682       $(1,917,536)
                                        =========         =========         ==========       ===========

EARNINGS (LOSS) PER COMMON SHARE:
         Basic & Diluted                $   (0.00)             $         (0.00)          $(0.00)   $(0.04)


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                   21st CENTURY TECHNOLOGIES, INC.
                           AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                            2002           2001
                                                                         _________     ___________

Cash flows from operating activities:

Net income (loss)                                                           33,682      (1,917,536)

Adjustments to reconcile net  income (loss) to net cash
       used in operating activities:
             Depreciation                                                  107,616         375,221
             Amortization                                                  108,409          47,105
             Allowance for doubtful accounts                                     -               -
             Common stock issued for services                               37,500         557,460
             Gain on disposition of net assets                            (324,867)              -

Changes in operating assets and liabilities
             Accounts receivable, trade                                     38,219          82,600
             Inventories                                                   286,665        (555,885)
             Prepaid expenses                                               25,093               -
             Other assets                                                 (294,642)        131,117
             Accounts payable, trade                                      (708,010)        609,974
             Accrued expenses                                              460,219         310,595
                                                                         _________     ___________
                                                                          (263,798)      1,558,187
                                                                         _________     ___________
                     Cash used in operations                              (230,116)       (359,349)
                                                                         _________     ___________
Cash flows from investing activities:

             Purchase of property and equipment                                         (1,619,121)
             Sale of property and equipment                                123,123
             Purchase of other assets                                                     (315,279)
             Repayment of stockholder advances                              (4,031)
                                                                         _________     ___________
                     Cash provided by (used in) investing activities       119,092      (1,934,400)
                                                                         _________     ___________
Cash flows from financing activities:

             Advances from officer                                               -         (44,647)
             Treasury stock                                                      -        (220,000)
             Proceeds from notes payable                                   200,000         463,464
             Repayment of notes payable                                   (256,702)       (290,591)
             Advances from stockholders                                    214,917       1,391,234
             Issuance of common stock                                       28,918       1,005,837
                                                                         _________     ___________

                     Cash provided by financing activities                 187,133       2,305,297
                                                                         _________     ___________
Net increase (decrease) in cash                                             76,109          11,548

Cash at beginning of period                                                  7,221          88,344
                                                                         _________     ___________
Cash at end of period                                                       83,330          99,892
                                                                         _________     ___________


       The accompanying notes are an integral part of the consolidated financial statements


          21ST CENTURY TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)


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

NOTE 3: STOCKHOLDERS' EQUITY

The total number of all classes of authorized capital stock is 200,000,000 shares, all of which are Common Stock, $0.001 par value per share. As of September 30, 2002, there are 199,927,145 shares of common stock issued and outstanding. 19,000,000 shares of common stock was earned under a previous consulting agreement with the prior Chairman. These shares were not issued to Mr. Wilson because the Company needed the shares to raise equity capital. Additionally, it was discovered that the authorized shares had not been properly filed with the State of Nevada. The Company retroactively corrected this issue during the second quarter of 2000. Mr. Wilson's shares were represented in the Equity section of the balance sheet as common stock earned but not issued. An adjustment to the 1997 ending retained earnings was recorded to record the compensation expense incurred by the Company. Mr. Wilson resigned May 1, 2002 and transferred his rights to the stock to ES, Inc. in settlement of a personal obligation.

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

                                    FOR THE QUARTER ENDED SEPT 30, 2002
                                 _________________________________________
                                    INCOME         SHARES        PER-SHARE
                                 (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                 ___________    _____________    _________

Income                            $(228,309)

BASIC EPS
Income available to
  Common Stockholders              (228,309)     199,927,145       $0.00

EFFECT OF DILUTIVE SECURITIES            NA

DILUTED EPS

Income available to
  common  stockholders plus
  assumed conversions             $(228,309)     199,927,145       $0.00
                                  =========      ===========       =====

NOTE 5:  INCOME TAXES

At December 31, 2001, the Company has available net operating loss carryforwards of approximately $11,000,000 for federal income tax purposes that begin to expire in 2008. The federal carryforwards resulted from losses generated in prior years and have created a deferred tax asset of $3,781,915. It is believed to be "more likely than not" that taxable income in the periods prior to the expiration of the deferred tax assets will not be sufficient for the deferred tax assets to be recognized; therefore, a valuation allowance of $3,781,915 has been recognized to offset the deferred tax assets. There are no deferred tax liabilities. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

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

NOTE 9:  CHANGE OF OFFICERS AND DIRECTORS

On May 1, 2002, Kenneth W. Wilson submitted his resignation as President and Chairman of the Board of the Company. Arland D. Dunn was elected to serve as President and Chairman of the Board. Additionally, the Board of Directors appointed Duane Cocheneur to serve an unexpired term on the Board of Directors. Larry Bach was appointed Secretary-Treasurer. Following surgery and effective July 25, 2002, James Mydlach resigned as a Director and Vice-Chairman of the Board. Richard Grob resigned as a Director effective July 25, 2002 to pursue other business opportunities. Dwane Cocheneur submitted his resignation as a Director effective August 2002. Larry Bach and Kevin Romney were appointed to the Board of Directors to serve unexpired terms.

NOTE 10:  SALE OF ASSETS

On June 26, 2002, the Company completed the sale of the assets of 2826 Elm St., Inc. to ES, Inc., a Nevada Corporation. The corporate shell was retained as an asset of the Company. The assets of 2826 Elm, Inc. were sold for $360,000.00 plus assumption of notes payable and all current liabilities. ES, Inc. tendered the common stock rights it had received from Kenneth Wilson to 2826 Elm St., Inc. This is now represented in the equity section as Treasury Stock. During April of 2002, a preliminary contract was signed which will allow the sale of Unertl Optical, Inc. Details between the Company and the purchaser are being finalized and it is believed that a finalized document will be executed during the fourth quarter. On July 23, 2002, an auction was held on the Company's premises. Certain unused and surplus machinery and equipment and tire sealant inventory was sold. The auction raised approximately $75,000 of additional working capital.

NOTE 11:  EXCHANGE AGREEMENT

On August 1, 2002, the Company offered to issue and exchange a maximum of 70,000,000 Series A Preferred Warrants for a maximum of 70,000,000 shares of the Company's outstanding common stock. The offer was restricted to "accredited investors", as such term is defined in Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. The issue is fully subscribed and the exchange offer is being closed effective November 16, 2002. The offer was mailed to all stockholders of record, their stockbroker (if held in "street name"), or the DTC holder. It appears that there may have been stock sold in excess of the Company's authorized shares that is not represented by stock certificates; a practice known as "naked shorting", in which shares are represented in the shareholder's brokerage account but are not reflected in the Company's stock records.

NOTE 12: SUBSEQUENT EVENTS

A Form 8-K issued subsequent to the end of the quarter on October 23, 2002 announced that the Fredericks Partners exercised its option to convert $200,000 in debt to stock. The Company has determined that a recapitalization is necessary to continue as a going concern. Accordingly, the Board of Directors has voted to merge 21st Century Technologies-Nevada into our yet to be formed 21st Century Technologies-Delaware. The merger will take place in the fourth quarter of 2002. All stockholders of record as of the merger date will exchange shares of 21st Century Technologies-Nevada for shares of 21st Century Technologies-Delaware.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

DESCRIPTION OF SUBSIDIARIES.

The Company had 7 wholly owned subsidiaries at the end of the third quarter of 2002. The three subsidiaries with active operations include:

1.       Innovative Weaponry Inc.

Innovative Weaponry is a manufacturer of tritium products available in night sights and other "night seeing" sights in the weapons industry. Law enforcement, military and private gun owners currently purchase tritium-based night sights with additional applications currently in the process of research and development. Innovative Weaponry products feature tritium sights with the front sight designed to be brighter than the rear sight which enhances low light sighting. Innovative Weaponry products have been sold to original equipment manufacturers, certain members of the United States military establishment (including two Navy Seal Teams, the Customs Service and the DEA) and numerous retail outlets for purchase by the general public. In addition, numerous law enforcement agencies at the state and local level on a nationwide basis are customers for Innovative Weaponry's night sights, including major police departments, such as the Los Angeles Police Department.

Innovative Weaponry night sight products are sold under the name "PT Night Sights"(TM), a federally-trademark protected name. Available in a variety of colors, the product consists basically of a 3-dot night sight using the radioactive isotope tritium encapsulated in phosphor-lined glass. Beta particles emitted by the tritium excites the phosphors, causing a substantial glow, providing sight pictures in low light and no light situations. Innovative Weaponry has also designed and manufactured some prototype sights using fiber optic material, utilizing ultra-violet rays and transmits them through the glass fibers, giving the shooter a phenomenal daytime sight picture.

2.       Trident Technologies Inc.

Trident Technologies Inc. manufactures and distributes SeaPatch and ProMag magnetic-powered leak and rupture sealing devices. Designed for application on ferrous hulls of ships, railroad tank cars, storage tanks, pipelines or other containers. Powered by high technology composite permanent magnets, SeaPatch and ProMag operate in similar ways, with some structural differences reflecting either marine or dry land applications. Using a unique "cam-on/cam-off" device, these powerful yet easy to apply leak sealing systems have a broad range of applications in both disaster situations and environmental hazmat protection.

3.       Miniature Machine Corporation, Inc.

Acquired in March, 2001, Miniature Machine Corporation, Inc. manufactures and distributes high-quality adjustable open gun sights. Manufactured with watch-like precision, Miniature Machine sights can be enhanced by application of tritium-powered sighting materials, such as employed in PT Night Sights (above described). These upscale sights are marketed mainly to serious hobbyists, but interest is being displayed by law enforcement agencies.

4.        Unertl Optical Company, Inc.

In fiscal year 2000, the Company purchased the assets of the former John Unertl Optical Company, Inc. of Mars, Pennsylvania, a long time manufacturer of high quality rifle scopes and optical equipment and formed Unertl Optical Company, Inc. ("Unertl") as a wholly owned subsidiary to carry on the business. During the fourth quarter of 2000, 21st Century Technologies acquired the assets of the former John Unertl Optical Company. During the first quarter of 2001, the machinery, equipment and work in process inventory was relocated to our Ft. Worth, Texas manufacturing facility. As of June 30, 2002, the Company has entered into a sales agreement for Unertl. Completion of the sale is expected in the fourth quarter.

5.       Hallmark Human Resources, Inc.

Operations of this subsidiary have been discontinued.

6.       Griffon, USA, Inc.

Operations of this subsidiary have been discontinued.

7.       Trade Partners International

Operations of this subsidiary have been discontinued.

RESULTS OF OPERATIONS

INCOME STATEMENT

21ST Century Technologies, Inc. incurred an operating loss of $97,442 for the 3 months ending September 30, 2002. Recapitalization expense of $130,995 increased the loss for the period to $228,309. For the nine months ended September 30, 2002, the company has net income of $33,682 compared to a net loss of $1,917,536 loss for the same period during the previous year. General and administrative expenses of $378,066 have been sharply reduced for the 9 months ending September 30, 2002 compared with $869,038 for the 9 months ending September 30, 2001. Due to the reduction of mid level and upper management, compensation costs are likewise reduced from $1,151,338 in 2001 to $314,761 in 2002.

Management continues to concentrate on reducing costs particularly overhead. General and administrative costs were reduced to 24% of sales during the nine months ended September 30, 2002 compared to 59% of sales during the same period in the previous year. Compensation costs during the same period were reduced to 20% of sales in 2002 compared with 79% of sales in 2001.

BALANCE SHEET

21st Century Technologies, Inc. continues to streamline operations. Receivables have decreased from $692,621 in 2001 to $347,686 in 2002 by increasing collection efforts, which has reduced days outstanding from 174 days in 2001 to 83 days in 2002. Inventory has decreased from $1,001,514 in 2001 to $537,547 in 2002. Management efforts to reduce inventory levels have resulted in a decrease in the turn of inventory from 608 days in 2001 to 287 days in 2002.

Improved management of receivables and inventory levels along with the reduction in payables has resulted in an improvement in our current ratio from 1.56:1 to 2.04:1 from last year to the current year.

FACTORS AFFECTING LIQUIDITY AND CAPITAL RESOURCES

The Company is dependent upon cash on hand and revenues from the sales of its products. At present the Company needs cash for monthly operating expenses in excess of its historic sales revenues, and will continue to need additional capital funding until sales of products increases. The Company will finance further growth through both public and private financing, including equity resources in the event of recapitalization. Shareholders' interests may be diluted. If the Company is unable to raise sufficient funds to satisfy either short term or long term needs, there would be substantial doubt as to whether the Company could continue as a going concern on either a consolidated basis or through continued operation of any subsidiary. It might be required to significantly curtail its operations, significantly alter its business strategy or forego market opportunities


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

1) Patricia Wilson Litigation-Suit by former officer, director and shareholder against the company and individual directors for breach of employment contract, wrongful termination, negligent investigation, breach of fiduciary duty and defamation. This suit is pending in the 153rd District court of Tarrant County, Texas in Cause No. 153-189311-01. It appears at this time that Plaintiff cannot legally prevail on many of her claims because they do not belong to her individually. As to the breach of contract claim, we believe that Plaintiff will be unable to establish a legally enforceable contract.

2) Bike Doctor - In the year 2000 21st Century agreed to purchase the assets of Bike Doctor, a manufacturer of bicycle tire sealant, for $150,000. 21st Century made an initial payment of $5000.00 but failed to pay the balance and has now indicated that it does not intend to go through with the deal. Suit was subsequently filed in March 2002 in U.S. District Court for the State of California, Central Division, Cause No. CV-0201927 for the balance of the contract amount ($145,000.00) and punitive damages. This suit has recently been filed and is in the discovery phase.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.  SUBMISSION OF MATTERS UNTO A VOTE OF SECURITY MATTERS
None

ITEM 5.  OTHER INFORMATION
On August 6, 2002, the Company filed a Form S-8 with the Securities and Exchange Commission. This filing authorizes the Company to issue stock to various employees, officers, directors and consultants.

ITEM 6(A). EXHIBITS

Exhibit #     Description
_________     ___________

  99.1        Certification - CEO
  99.2        Certification - CFO

ITEM 6(B). REPORTS ON FORM 8-K.
Several Form 8-Ks were issued and submitted to the Securities and Exchange Commission during or subsequent to the quarter. August 7, 2002 a Form 8-K was submitted reporting the resignation of Jim Mydlach as a Director and Vice-Chairman of the board and Richard Grob's resignation as a Director of the board. A Form 8-K submitted on August 9, 2002 announced the resignation of Duane Cocheneur as a Director of the board. August 15, 2002, a Form 8-K was submitted to the Securities and Exchange Commission regarding the change in management that occurred on May 1, 2002. A Form 8-K issued on August 20, 2002 announced that Larry Bach and Kevin Romney were named as Directors to the board. Spetember 16, 2002 a Form 8-K announced the resignation of Scott Sheppard as the COO of 21st Century Technologies, Inc. A Form 8-K issued subsequent to the end of the quarter on October 23, 2002 announced that the Fredericks Partners exercised its option to convert $200,000 in debt to stock. No financial statements were presented with these filings.

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



                         21ST CENTURY TECHNOLOGIES, INC.
                         _______________________________
                                  (Registrant)



Date  11/15/02            /s/  ARLAND D. DUNN
      ________           _______________________________

                         Arland D. Dunn
                         Chief Executive Officer/President



Date  11/15/02           /s/  ALVIN L. DAHL
      ________           _______________________________
                         Alvin L. Dahl
                         Chief Financial Officer

                         21ST CENTURY TECHNOLOGIES, INC.


I, ARLAND D. DUNN, certify that:
   ______________

1. I have reviewed this quarterly report on Form 10-QSB of 21st Century Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "EVALUATION DATE"); and
                                     _______________

         c.) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATED:  NOVEMBER 19, 2002             21ST CENTURY TECHNOLOGIES, INC.
_________________________             __________________________________________
                                                  (Registrant)



                                      /s/ ARLAND D. DUNN
                                      __________________________________________
                                      Arland D. Dunn
                                      Chief Executive Officer/President

                         21ST CENTURY TECHNOLOGIES, INC.


I, ALVIN L. DAHL, certify that:
   _____________

1. I have reviewed this quarterly report on Form 10-QSB of 21st Century Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "EVALUATION DATE"); and
                                     _______________

         c.) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATED:  NOVEMBER 19, 2002             21ST CENTURY TECHNOLOGIES, INC.
_________________________             __________________________________________
                                                  (Registrant)



                                      /s/ ALVIN L. DAHL
                                      __________________________________________
                                      Alvin L. Dahl
                                      Chief Financial Officer