Form 10KSB
period 2002-12-31
21ST CENTURY TECHNOLOGIES INC
filed 2003-04-17
CIK 1090870

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
                   ___________________________________________

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________________ to _____________


                        Commission file number:000-29209
                                               _________


                         21ST CENTURY TECHNOLOGIES, INC.
                 ______________________________________________
                 (Name of small business issuer in its charter)


             NEVADA                                        48-111056
_______________________________             ____________________________________
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


        5707 CORSA AVENUE, SUITE 103, WESTLAKE VILLAGE, CALIFORNIA 91362
        ________________________________________________________________
               (Address of principal executive offices) (Zip Code)


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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 112,080,802 ISSUED COMMON SHARES AS OF April 11, 2003.

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

SUBSIDIARIES, THEIR PRODUCTS, SERVICES, AND MARKETS.

The Company had eight subsidiaries at the end of the reporting fiscal year:

1. Innovative Weaponry Inc.

Innovative Weaponry is a manufacturer of night sights utilizing tritium, a radioactive isotope of hydrogen. Products are available to both public entities and private gun owners. Encapsulated in phosphor-lined glass sight inserts, the tritium causes the phosphors to glow, making the sights useful in low-light and no-light conditions. The Innovative Weaponry products feature multi-color tritium sights with the front sight brighter than the rear sight thereby enhancing low light sighting. Innovative Weaponry products have been sold to original equipment manufacturers, members of the United States military (including Navy Seal Teams, United States Customs, Drug Enforcement agencies, Fish and Game departments, and numerous state and local police departments nationwide.

Innovative Weaponry sells under the federal trade mark protected name "PT Night Sights (TM) a multi-color 3-dot night sight using the radioactive isotope tritium in encapsulated form to provide light in low light and no light situations. Innovative Weaponry's domestic competition is: (1) Trijicon (2) Meprolight and (3) Trilux. Each of these companies is private and no public sales figures are available.

Tritium is a radioactive product that is regulated by the U.S. Nuclear Regulatory Commission ("NRC") and the Texas Department of Health (TDH). Innovative Weaponry is licensed with the NRC and TDH to import tritium in connection with the manufacture of its night sights and low-light sights. IWI's licensing by the NRC is currently under review to expand legal applications of different configurations of PT NIGHT SIGHTS (TM). Innovative Weaponry is a New Mexico corporation and is owned 100% by the Company.


2. Trident Technologies, Inc.

Trident Technologies, Inc. ("Trident") manufactures a series of products based upon permanent magnets, which use patented technology employing rare earths and sophisticated circuitry. Trident is a Nevada corporation and is owned 100% by the Company. The magnets are used to attach leak-sealing devices to ferrous surfaces. The devices are made in several configurations. One series is engineered for maritime applications and is known in its various configurations as "SeaPatch." The series engineered for land-based applications is known in its various configurations as "ProMag."

The magnetic force exerted by the adhesion magnets employed by SeaPatch and ProMag is so powerful that a cam-lever device is required to detach the devices once they are deployed on ferrous surfaces. This technique is known as "cam-on cam-off". The SeaPatch and ProMag have applications in both the disaster and environmental markets. The technology is based on a patented magnetic means of implementing emergency ship, storage container, pipeline and other repairs where surface integrity has been breached as in the case of a rip or tear to a ship's hull or a ruptured railroad tank car. The technology utilizes the rare-earth magnetic pack and cam-on/cam-off technology to attach a compression patch to tears, stress fractures and punctures in a ship's hull above or below the waterline, or any of many various applications for the stopping of land-based leaks, as occur in pipelines, storage tanks, tank cars and numerous other ferrous-based containers of liquids or gases.

This technology provides a new approach to resolving a problem having high public visibility due to the extensive environmental focus on potentially hazardous chemical and oil spills from pipelines, storage containers, railroad cars and marine transport vessels.

Trident markets its products to private industry, including the maritime and salvage industries, as well as governmental entities.

3. Griffon USA, Inc.

Griffon   USA,   Inc.   ("Griffon"),   was  an  importer  of  .45  caliber
semi-automatic pistols from Continental Weapons (Pty) located in South Africa. It no longer engages in business of any kind

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

5. Trade Partners International, Inc.

Trade Partners International, Inc. ("Trade Partners") did not engage in business activities during the year 2002.

6.  Hallmark Human Resources, Inc.

Hallmark Human Resources, Inc. ("Hallmark"), a wholly owned subsidiary of the Company, did not engage in business during the year 2002.

7.  Miniature Machine Corporation, Inc.

In March 2001, the Company acquired the stock of Miniature Machine Corporation, Inc. {"MMC"}, a manufacturer and distributor of gun sights. The primary difference between the products is that Innovative Weaponry markets fixed sights, while MMC sights are adjustable. The subject of precision machining, the open sights offered by MMC are favorites of gun enthusiasts and serious hobbyists. The manufacture and sale of MMC sights has been integrated smoothly into the manufacture and sale of PT Night Sights offered by Innovative Weaponry, Inc.

8.  2628 Elm St., Inc.

On June 20, 2002, the Company sold the assets of its wholly-owned subsidiary, 2628 Elm Street, Inc. to ES, Inc., in consideration of the assumption of all debt arising from Club operations and purchase by the purchaser in the sum of

$350,000.00. The company retained the corporate shell, which did not transact any business subsequent to June 20, 2002.

DISTRIBUTION METHOD OF THE PRODUCTS AND SERVICES.

The Company's distribution methods vary with each subsidiary. The Innovative Weaponry and Miniature Machine Corporation subsidiaries sell their products and services through a combination of (1) direct sales, (2) sales through distribution agents, and (3) sales through manufacturers and supply houses. The distribution of Trident products utilizes both direct sales and agency representation, and is directed to both the private sector, such as the maritime shipping, salvage and repair industries, and the governmental sector, both domestic and foreign.


COMPETITIVE BUSINESS CONDITIONS.

The Company, particularly with regard to its Innovative Weaponry and Miniature Machine subsidiaries, depends on the quality of its products and a discounted pricing strategy in comparison to its competitors. The risk associated with this strategy is that a seller must operate at a lower profit margin to gain market share.

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

PT Night Sights (TM) appeals to gun users who desire help in alleviating the poor level of accuracy in low light conditions. PT Night Sights (TM) are sold primarily to the military, sportsmen, law enforcement, government agencies and gun enthusiasts.

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

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSION, ROYALTY PAYMENTS OR LABOR CONTRACTS, AND DURATION.

The Innovative Weaponry subsidiary has a license from the Nuclear Regulatory Commission to import tritium from South Africa.

NEED FOR GOVERNMENTAL APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES.

The Company is currently regulated by three agencies of the United States and by the Texas Department of Health in connection with its activities involving firearms and tritium. The federal regulatory agencies are the Nuclear Regulatory Commission (the "NRC"); and the Occupational Health and Safety Administration ("OSHA") and the Bureau of Alcohol, Tobacco and Firearms ("BATF"), now integrated into the Department of Homeland Security. The NRC regulates the importation of tritium and its use in the manufacture of PT Night Sights (TM).

Each of these agencies has granted Innovative Weaponry and all necessary permits, licenses and/or grants of authority to transact business. Substantial rules and regulations control the manner in which these subsidiaries transact business. The Company is required to maintain books and records in connection with their firearms business and are subject to onsite inspection by these agencies. Both the Innovative Weaponry and MMC subsidiaries will continue to need BATF and NRC approval to do business. The grant of these licenses from governmental agencies is subject to certain record requirements, periodic inspections, and timely reporting. If these subsidiaries failed to comply with these requirements, it is possible that the responsible government agencies could cancel, suspend, or qualify those companies' rights to do business in regulated fields.

EFFECT OF EXISTING OR PROBABLE GOVERNMENT REGULATIONS ON BUSINESS.

We are closely regulated in the importation, storage, and distribution of tritium. Tritium, as a commodity, is supplied by various countries including Canada, Russia, South Africa, and Switzerland. Tritium is a radioactive isotope of hydrogen and is highly regulated to prevent over-exposure which can be dangerous and even life threatening to humans. Tritium emits low energy beta particles and almost no gamma rays transforming itself into helium. This process is called radioactive decay and proceeds at an unalterable rate for each type of radioisotope. The time required for a radioactive isotope to decay to half of its original strength or to lose half of its activity is called "half-life" which is 12.3 years for tritium. The conventional unit of measurement of radioactivity is the Curie (symbol Ci) (3.7 x 10 disintegration per second). The newer, S.l., unit is the Becquerel (symbol
Bq) (1 disintegration per second). Ionizing radiation is part of our natural surroundings. The natural sources of radiation include: minerals in the earth; radioactive gasses in the air; cosmic rays from outer space and the sun. All of these sources are referred to as "natural background" radiation. Some manufactured products, such as building materials and luminous paints, as well as, our food and water, contain small quantities of radioactive material. Also, for many years, x-rays have been used for medical purposes.

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

NUMBER OF EMPLOYEES.

As of the close of the reporting period, the Company had approximately 21 employees, with one being part-time.

ITEM 2. DESCRIPTION OF PROPERTY.

All of the manufacturing endeavors of the Company and it subsidiaries are conducted out of the Company's facilities located at 5050 East Belknap, Haltom City, Texas, 76117. The property consists of 38,512 square feet of office, warehouse and production facilities located on 2.38 acres of land. The Company's executive offices are located at 5707 Corsa Avenue, Suite 103, Westlake Village, California, 91362.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.
                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is traded over the counter and quoted on the OTC NASDAQ Electronic Bulletin Board under the Signal "TFCT." That symbol became effective after the accomplishment of the recapitalization above described on February 20, 2003. The following table represents the range of the high and low bid prices of the Company's stock for each fiscal quarter for the last two fiscal years ending December 31, 2002. Such quotations represent prices between dealers and may not include markups, markdowns, or commissions and may not necessarily represent actual transactions.
                                                                As Restated
                                                              ________________
     Year           Quarter              High      Low         High       Low

     2001          First Quarter         1.03      .13        103.00     13.00
                   Second Quarter         .48      .12         48.00     12.00
                   Third Quarter          .11      .02         11.00      2.00
                   Fourth Quarter         .05      .02          5.00      2.00

     2002          First Quarter          .04      .02          4.00      2.00
                   Second Quarter         .04      .02          4.00      2.00
                   Third Quarter          .03      .01          3.00      1.00
                   Fourth Quarter         .02      .01          2.00      1.00

Our market has traded sporadically and is often thinly traded with large changes in volume of shares traded on any particular day. Shareholders should consider the possibility of the loss of the entire value of their shares.

As of December 31, 2002 the authorized capital of the company is 200,000,000 shares of common voting stock par value $.001 per share. The Company has outstanding 199,927,145 shares of stock.

Prior to restating for the 100:1 reverse stock split which was effective February 20, 2003, the Company had issued an outstanding capital of 132,811,192 shares of $.001 par value common voting stock and 67,115,953 preferred warrants outstanding at December 31, 2002.

After the recapitalization effective February 20, 2003, there are 300,000,000 shares of $.001 par value common stock authorized with 86,744,065 issued and outstanding.

There are 50,000,000 shares of $.001 par value preferred stock authorized with 1,200,000 shares issued and outstanding.

ITEM   6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN   OF OPERATION.

During the fiscal year 2002, new management assumed the reins of the Company on May 1, 2002. It immediately set about to increase efficiencies, reduce overhead and turn the Company from large losses to break-even or profitability. Overhead was substantially reduced by reducing the number of employees, simplifying systems and careful cost control.

On the sales side, the Company's primary focus was on building recognition and sales of the Sea Patch and ProMag series through its Trident Technologies, Inc. wholly owned subsidiary, increasing its market share of the Innovative Weaponry night sight business through a combination of marketing and competitive bidding.

Trident now offers the SeaPatch Kit as well as the ProMag Kit in an all stainless steel version, an all carbon steel version as well as the Standard Aluminum/Stainless Steel version. All components are powder or Teflon coated giving them superior corrosion resistance as well as cosmetic appeal. The magnets are covered with a high-tech aerospace-developed coating which prevents sparking, is resistant to corrosion and is chemically inert, making it resistant to damage from exposure to powerful reactive chemicals, reducing the potential for electrical spark, making SeaPatch and ProMag even more useful in flammable and chemical HAZMAT situations or combinations thereof.

ProMag Kits have been accepted as both classroom and field training tools at three of the largest HAZMAT training facilities in the world: The Louisiana Emergency Response Training Center in Holden, LA, The Emergency Response Training Program at the Transportation Technology Center in Pueblo, CO, and the

Texas Engineering Extension Service, Emergency Services Training Institute at Texas A&M, in College Station, TX. Every HAZMAT technician that trains at one of these facilities now has the opportunity to train in an actual leak scenario using the ProMag Systems. Trident continues to try to establish name recognition of its products by conducting demonstrations for fire fighting and HAZMAT personnel and attending trade shows..

FACTORS AFFECTING LIQUIDITY.

The Company is dependent upon cash on hand, revenues from the sales of its products, and its ability to raise cash through the sale of its shares. At present, the Company needs cash for monthly operating expenses in excess of its historic sales revenues. The Company will continue to require additional capital funding until sales of current products increase and sales of products under Trident is fully established. The Company intends to finance further growth through both debt and equity offerings, which will further dilute current shareholders' interests.

ITEM 7. FINANCIAL STATEMENTS.

Our consolidated financial statements and the independent auditors' report appear on pages F-1 through F-19 of this report.

Revenues, after the restatement for discontinued operations, in 2002 were $1,262,393, a decrease from $1,714,941 in 2001. Innovative Weaponry, Inc. and the sale of night sights accounted for the majority of revenue at $944,669 in 2002 compared with $1,607,660 in 2001. Trident Technologies sales increased from $158,119 in 2002 compard to $53,323 in 2001. The gross profit margin on all products produced by the company improved significantly, due to management's efforts to control costs and eliminate inefficiencies, from 46% in 2002 compared with 35% in 2001.

The Company experienced a loss of $1,930,845 in 2002, which was a significant decrease from the loss of $5,766,572 in 2001. Major items contributing to the loss in 2002 include the write-off of reserving of certain accounts receivable, notes receivable, inventories and licenses in the amount of $582,943 dating from fiscal 2001 and years previous which may be uncollectable or unuseable, as well as significant costs related to the recapitalization of the company.

21st Century Technologies, Inc. ended the year 2002 with $2,534,637 in total assets with $768,171 in current assets. Property and equipment is $1,202,265. At year-end 2002, total liabilities were $1,984,410 and the equity position of 21st is $547,069.

Managements plans regarding continued operation include the possibility of raising additional equity capital via the sale of stock which can now be accomplished due to the recapitalization. Management is also attempting to sell the building and property located in Haltom City, TX in order to liquidate debt and raise additional capital. Aggressive sales efforts will likely increase sales of product in the coming year.


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

Our directors, executive officers and key employees and their respective ages and positions are set forth below. Biographical information for each of those persons is also presented below. Our executive officers are appointed by our Board of Directors and serve at its discretion. Kenneth E. Wilson resigned as a Chairman of the Board, Chief Executive Officer and President of the Company on May 1, 2002. At the same time, David Gregor resigned as Secretary of the Company. Arland D. Dunn was appointed to be Chairman of the Board, CEO and President of the Company on May 1, 2002. On that date, Larry B. Bach was appointed as Secretary of the Company. Mr. Dunn became President and Director of all of the Company's then-existing subsidiaries. Kevin Romney was appointed General Manager on May 20, 2002. James Mydlach and Richard Grob resigned as directors of the Company on July 25, 2002. Larry B. Bach and Kevin Romney were elected to the Board of Directors of the Company on August 20, 2003. Scott Sheppard resigned as COO on September 16, 2002.

  Name                  Age                  Position Held

Arland D. Dunn           63     Chief Executive Officer, President and Chairman
                                of the Board

Larry B. Bach            65     Secretary and Director

David Gregor             47     Director

Fred W. Rausch, Jr.      78     Director

Kevin Romney             42     Director (and General Manager, which is not an
                                executive officer Position with the Company

Arland D. Dunn, President, CEO and Chairman of the Board
Thousand Oaks, California

Born in the high desert of eastern California, Mr. Dunn graduated Columbia Law School (With Special Recognition). Business was more appealing to him than the practice of law. Returning to his roots, he joined the Inyo Marble Products Company in his native Inyo County, California. At that time, the company was the largest provider of marble and terrazzo in the United States. Mr. Dunn guided that company through a difficult period of contraction of basic natural resource industries in the United States, including dealing successfully with the then new environmental, safety and ecological regulation, while maintaining profitability and business growth. He earned his substantial equity position in Inyo Marble.

Mr. Dunn then chose to broaden his business experience, joining IAP Industries, a force in retail photography and allied services, as executive vice-president. Mr. Dunn learned the popular photography business that would lead to his successful next enterprise.

The creation of Traditional Industries, Inc. by Mr. Dunn in the late 1970's led to a most successful organization, boosted by new methods of consumer financing designed by Mr. Dunn. Independent direct sales organizations represented Traditional, aggressively promoting goods and services paid for by consumer installment contracts. Traditional not only sold in its own account, but also bought and sold consumer installment debt paper from other sources, creating a less-then-prime financial network engaged in the buying, selling and trading of consumer installment debt. Revenues went from $0 to $200,000,000 per annum. Traditional was named by Forbes as one of the best managed small businesses in America.

Mr. Dunn's most significant contribution to the success of Traditional, among many significant contributions, was the expert dealing in the volatile market for short-term consumer installment contracts, financing the purchasing and reselling of such obligations through public instruments. Profits earned in the high-velocity market, trading in such instruments were greatly enhanced by Mr. Dunn's innovative methods.

Always on the lookout for innovative opportunities, Mr. Dunn then entered the then rapidly growing ATM market, which led, in turn to interest in non-bank electronic money transfer. As an outgrowth of the ATM enterprise, a new money-transferring system, which better served the public at less cost and with greater efficiency was developed under Arland's supervision.

Following the events of 9/11, Mr. Dunn sought new enterprises to deal with the new world. 21st Century Technologies, Inc. asked him to become their new leader as chairman of the board and chief executive officer at a time of difficulty.

Larry B. Bach, Director and Secretary of the Company

A resident of Agoura Hills, California, Mr. Bach has served as Director since August 20, 2002 and Corporate Secretary to the Company since May 1, 2002, serving at the Company's Westlake Village, California executive offices. From 1998 until 2002, he was Vice-President/Secretary of KeyCom, Inc., which developed the XTRAN (TM) money transfer system, which was sold to Emergent Financial Services, Inc. From 1995 until 1998, Mr. Bach served in various executive capacities with Centennial Financial Services, Inc., dealing in the high-velocity and complex business of dealing in short term consumer debt financing, becoming engaged with Centennial as a result acting as counsel and advisor to Churchill-Steele Ltd., a New Orleans-based venture capital firm. Prior to Churchill-Steele, Mr. Bach engaged in the private practice of law, with additional experience as chairman of the Homestead Oil Company, which engaged in drilling and exploration, principally in Oklahoma.

Mr. Bach received a Bachelor of Arts (English) from the University of North Texas, followed by a JD from Southern Methodist University, where he served on the Law Review as a member of the Board of Editors of the Journal of Air Law and Commerce.

David Gregor, Director

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

Fred W. Rausch,  Jr., Director

Mr. Rausch earned his J.D.  Degree from Washburn  University  Law
School. Mr. Rausch has over 30 years experience in various legal tenures including 2 years Assistant Revisor of Kansas Statutes; 7 years Assistant Attorney General, Kansas; 8 years Workers Compensation Fund Director, Kansas; 10 years General Counsel, Kansas Association of School Boards, and 30 years, Municipal Counsel, various Kansas municipalities. Mr. Rausch is admitted to practice law before the U.S. Supreme Court; U.S. Military Court of Appeals; U.S. Court of Appeals for the 10th Circuit; U.S. District Court Kansas, Kansas Supreme Court, and all other Kansas courts. Mr. Rausch is a U.S. Army Reserve Colonel having served duty in World War II and Korea.

Kevin D. Romney, CPA, Director (and General Manager)

Mr. Romney has been serving the Company as director since August 20, 2002 and General Manager since May 20, 2002. In 1987, Mr. Romney founded The Romney Group, a telemarketing company specializing in the sale of financial products, surveys, subscriptions, lead generation, political calling etc. Clients include Chase, Discover, First USA, Greyhound, NRA, Phillip Morris, Investors Business Daily, American Remodeling, Republican and Democratic candidates. At inception, the company's main product was finding locations for vending machines owned by individual investors. In 1995, The Romney Group expanded to include other types of telemarketing. Explosive growth of 60-70% per year led to recognition of The Romney Group as one of the 15 fastest growing telemarketing companies of its size by Telemarketing Magazine for several years in a row, growing to revenue in excess of $3 million per year. Prior to the founding of The Romney Group, Mr. Romney was an auditor for Ernst & Whinney, a Big Eight CPA firm.

Mr. Romney received his BBA from Brigham Young University, with emphasis in accounting.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated.



                           Summary Compensation Table

                                                                Annual
Name and Principal Position                      Year(s)        Salary       Bonus
___________________________                      _______        ______       _____

Arland D. Dunn                                   May 2002       $150,000        $0
CEO and President

Kenneth E. Wilson, Former                        1999 -         $120,000        $0
Chairman, CEO and President                      April 2002

Larry B. Bach, Director and Secretary            May 2002        $50,000        $0

David Gregor, Director and Former                1997-           $70,000        $0
President Of IWI, Inc.                           Sept. 2002

Kevin Romney, Director (and General Manager)     May 2002       $104,000        $0

Alvin L. Dahl                                    2002            $54,000        $0
Chief Financial Officer


COMPENSATION OF  DIRECTORS.

The Company does not have any standard arrangement for compensation of our directors for any services provided as Director, including services for committee participation or for special assignments.

Employment  Contracts  and  Termination  of  Employment  and   Change-in-Control
Arrangements through 2002

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth information as of December 31, 2002, regarding the beneficial ownership of our common stock, Preferred Warrants, and the Note (i) by each person or group known by our management to own more than 5% of the outstanding shares of each such class, (ii) by each director, the chief executive officer and each of the other four executive officers that were paid more than $100,000 during the last fiscal year, and (iii) by all directors and executive officers as a group. Unless otherwise noted, each person has sole voting and investment power over the shares indicated below, subject to applicable community property laws.

     Except as otherwise stated, the mailing address for each person identified below is 5050 East Belknap, Haltom City, Texas 76117.


                                                          Before          Shares Beneficially
               Name                       Class      Recapitalization          Owned (1)
_____________________________________     ______     ________________     ___________________

Fredricks Partners
5707 Corsa, Suite 107
Westlake Village, CA 913652               Common      12,000,000(2)                6%


Arland D. Dunn, Chief Executive
     Officer & Director                   Common             -0-                 -0-

Larry B. Bach, Secretary & Director       Common          50,000(3)               *

Alvin L. Dahl, Chief Financial Officer    Common       2,495,000(3)              1.5%

Fred Rausch, Director                     Common         401,000(3)               *

David Gregor, Director                    Common         600,000(3)               *

All Directors and Officers as a group
     (5 Persons)                          Common       3,546,000                 1.8%







__________________

* Less than 1%.

(1) Percentage of beneficial ownership is based on 199,927,145 shares of common stock outstanding as of December 31, 2002. In computing an individual's beneficial ownership, the number of shares of common stock subject to options held by that individual that are exercisable as of or within 60 days of January 27, 2003, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the beneficial ownership of any other person.

(2) Issuable upon conversion of a $200,000 promissory note and the conversion of the Series A Convertible Preferred Stock.

(3)  Issuable upon exercise of warrants.

(4)  The Company has authorized one class of common voting shares.

(5) The addresses of all executive officers are at the Company's headquarters, 5707 Corsa Avenue, Suite 103, Westlake Village, California, 91362 or at the manufacturing facility at 5050 East Belknap, Haltom City, Texas, 76117.

(6) The percentage of class has been calculated on a fully diluted basis of 199,927,145 shares.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Fredericks Partners, a California general partnership, exercised its option to convert $200,000.00 in debt owed it by 21st Century Technologies, Inc. into 1,200,000 shares of Series A and B Preferred Stock of the Company.

Fredericks Partners, Arland D. Dunn, Managing Partner, consists of Mr. Dunn, President, Chairman and CEO of the Company, Larry B. Bach, Director and Secretary of the Company, Drew Dunn of Palmdale, California, Citywide Funding, Inc. and Fredericks, Van Horn and Serio, Inc.

The preferred stock acquired by Fredericks Partners gives that entity 600,000,000 shareholder votes.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

a) The following Exhibits are filed as a part of, or incorporated by reference into, this Form 10-KSB:


Exhibit
Number      Description                                       Location
_______     ___________                                       ________

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

99.1        Certification - CEO

99.2        Certification - CFO

            1- Incorporated by reference to the Form 10-SB filed with the SEC on
               January 27, 2000.
            2- Incorporated by reference to the Form 10-KSB filed with the SEC on April 12, 2001.

25          MMC Acquisition Agreement

b) Several Form 8-Ks were issued and submitted to the Securities and Exchange Commission during the reporting period. August 7, 2002 a Form 8-K was submitted reporting the resignation of Jim Mydlach as a Director and Vice-Chairman of the board and Richard Grob's resignation as a Director of the board. A Form 8-K was submitted on August 9, 2002 announced the resignation of Duane Cocheneur as a Director of the board. August 15, 2002, a form 8-K was submitted to the Securities and Exchange Commission regarding the change in management that occurred on May 1, 2002. A form 8-K issued on August 20, 2002 announced that Larry Bach and Kevin Romney were named as Directors to the Board. September 16, 2002 a form 8-K announced the resignation of Scott Sheppard as the COO of 21st Century Technologies, Inc. A form 8-K issued on October 23, 2002 announced that the Fredericks Partners exercised its option to convert $200,000 in debt to stock.

                                    PART F/S

Furnish the information required by ITEM 310(A) OF REGULATION S-B.

                         21ST CENTURY TECHNOLOGIES, INC.

                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                       AND

                          INDEPENDENT AUDITORS' REPORT

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                 C O N T E N T S



AUDITORS' REPORT.............................................................F-1

CONSOLIDATED BALANCE SHEETS................................................F-2-3

CONSOLIDATED STATEMENTS OF OPERATIONS........................................F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY............................F-5-6

CONSOLIDATED STATEMENTS OF CASH FLOWS........................................F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................F-8-19

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
21st Century Technologies, Inc.
     and Subsidiaries
Fort Worth, Texas

We have audited the accompanying consolidated balance sheets of 21st Century Technologies, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 21st Century Technologies, Inc. and subsidiaries, as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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





Certified Public Accountants
April 11, 2003

                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001


                                                       2002           2001
                                                    __________     __________

                                     ASSETS

Current assets:

     Cash                                           $        -     $    7,221
     Accounts receivables, trade net of
        allowance for doubtful accounts
        of $290,591 and $6,500, respectively           143,424       385,905
     Inventories                                       501,706        863,004
     Prepaid expenses                                   10,450         25,093
     Advances to stockholders, net of allowance
         for uncollectible amounts of $55,728
         and $0, respectively                          112,591        204,562
                                                    __________     __________

         Total current assets                          768,171      1,485,785
                                                    __________     __________

Property and equipment, at cost, net of
     accumulated depreciation of $716,457
     and $727,192, respectively                      1,202,265      1,768,445
                                                    __________     __________

Other assets:

     Intangible assets, net of accumulated
         amortization of $40,218 and
         $69,994, respectively                         368,188        476,203

     Goodwill                                           43,256         43,256

     Reorganization value, net of accumulated
         amortization of $384,539 and $334,921,
         respectively                                  126,764        176,382

     Other assets                                       25,993         31,834
                                                    __________     __________

                                                       564,201        727,675
                                                    __________     __________

                                                    $2,534,637     $3,981,905
                                                    ==========     ==========


The accompanying notes are an integral part of the consolidated financial statements.

                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001


                                                        2002           2001
                                                    ____________   ____________

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable, trade                        $    908,621   $    876,461
     Accrued expenses                                     47,524        165,556
     Advances from stockholders                          577,180        100,100
     Notes payable                                       251,085        425,135
     Convertible promissory note payable                 200,000              -
                                                    ____________   ____________

         Total current liabilities                     1,984,410      1,567,252
                                                    ____________   ____________

Commitments and contingencies                                  -              -

Minority interest                                          3,158          3,158

Stockholders' equity:

     Preferred stock, $.001 par value, 50,000,000
        shares authorized, no shares issued or
        outstanding, no rights or privileges
        designated                                             -              -
     Common stock, $.001 par value, 300,000,000
        shares authorized, 1,999,271 and 1,630,635
        shares issued and 1,999,271 and 1,629,899
        shares outstanding, respectively                   1,999          1,631
     Paid in capital in excess of par                 14,003,205     13,596,598
     Stock earned but not issued                               -        360,000
     Accumulated deficit                             (13,458,135)   (11,527,290)
     Treasury stock, 0 and 736
        shares, respectively, at cost                          -        (16,444)
     Stock subscriptions receivable                            -         (3,000)
                                                    ____________   ____________

                                                         547,069      2,411,495
                                                    ____________   ____________

                                                    $  2,534,637   $  3,981,905
                                                    ============   ============


The accompanying notes are an integral part of the consolidated financial statements.

                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                        2002           2001
                                                     ___________    ___________

Revenues, net of returns and allowances               $1,262,393    $ 1,714,941

Cost of revenues                                         677,265      1,106,617
                                                     ___________    ___________

Gross profit                                             585,128        608,324
                                                     ___________    ___________

Operating expenses:
     Advertising and selling                              87,604        151,956
     Depreciation and amortization                       270,852        277,783
     General and administrative                        2,029,321      5,079,250
     Loss on disposal of assets                          179,127        242,634
                                                     ___________    ___________
                                                       2,566,904      5,751,623
                                                     ___________    ___________

Operating loss                                        (1,981,776)    (5,143,299)

Interest income                                           12,507          6,218
Interest expense                                         (69,553)       (52,429)
                                                     ___________    ___________

Loss before income taxes                              (2,038,822)    (5,189,510)

Provision for income taxes                                     -              -
                                                     ___________    ___________

Loss from continuing operations                       (2,038,822)    (5,189,510)

Discontinued operations:
     Income (loss) from discontinued ELM,
        including  gain on disposal, net of
        applicable income taxes of $0                    188,744       (299,528)
     Income (loss) from discontinued TPI
        net of applicable income taxes of $0            (144,744)       (99,725)
     Income (loss) from discontinued NCI
        net of applicable income taxes on $0              63,977       (177,809)
                                                     ___________    ___________

Net loss                                             $(1,930,845)   $(5,766,572)
                                                     ===========    ===========

Loss per share:
     Basic:
        Loss from continuing operations                   $(1.09)   $     (4.55)
        Income (loss) from discontinued operations           .06           (.51)
                                                     ___________    ___________
         Net loss                                         $(1.03)   $     (5.06)
                                                     ===========    ===========
     Diluted:
        Loss from continuing operations                   $(1.09)   $     (4.55)
        Income (loss) from discontinued operations           .06           (.51)
                                                     ___________    ___________
         Net loss                                         $(1.03)   $     (5.06)
                                                     ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.


                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                     Stock
                                     Common Stock      Paid-In       Earned     Accumulated   Treasury       Stock
                                   Shares    Amount    Capital     Not Issued     Deficit      Stock     Subscriptions     Total
                                 _________   ______   __________   __________   ___________   ________   _____________   __________

Balance at December 31, 2000       779,874      781    7,614,412    360,000      (5,760,718)   (33,378)     (3,000)       2,178,097

Issuance of common stock for
   cash                            364,193      364    2,142,460                                                          2,142,824

Issuance of common stock for
   services                        329,461      329    2,493,591                                                          2,493,920

Issuance of common stock to
   repay note payable and
   accrued interest                 35,000       35      769,111                                                            769,146

Issuance of common stock to
   repay stockholder advances       17,107       17      171,063                                                            171,080

Issuance of common stock for
   patent                          100,000      100      219,900                                                            220,000

Issuance of common stock for
   purchase of MMC                   5,000        5      202,995                                                            203,000

Cancellation of treasury stock                           (16,934)                               16,934                            -

Net loss                                                                         (5,766,572)                             (5,766,572)
                                 _________   ______   __________   __________   ___________   ________   _____________   __________

Balance at December 31, 2001     1,630,635    1,631   13,596,598    360,000     (11,527,290)   (16,444)     (3,000)       2,411,495


The accompany notes are an integral part of the consolidated financial statements.



                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                     Stock
                                     Common Stock      Paid-In       Earned     Accumulated   Treasury       Stock
                                   Shares    Amount    Capital     Not Issued     Deficit      Stock     Subscriptions    Total
                                 _________   ______   __________   __________   ___________   ________   _____________  __________

Balance at December 2001
(continued)                      1,630,635  $ 1,631  $13,596,598   $360,000    $(11,527,290)  $(16,444)    $(3,000)     $2,411,495

Issuance of common stock for
   cash                            166,136      166       28,753                                                            28,919

Issuance of common stock for
   services                         12,500       12       37,488                                                            37,500

Issuance of common stock
   previously earned               190,000      190      359,810   (360,000)                                                     -


Receipt of above 19 million
   shares as consideration for
   sale of assets                                                                             (350,000)                 (  350,000)

Reissuance of the above shares
   in exchange for services                                                                    350,000                     350,000

Cancellation of treasury stock                           (16,444)                               16,444                           -

Expired stock purchase
   subscriptions                                          (3,000)                                            3,000               -

Net loss                                                                         (1,930,845)                            (1,930,845)
                                 _________   ______   __________   __________   ___________   ________   _____________  __________

Balance at December 31, 2002     1,999,271   $1,999  $14,003,205   $      -    $(13,458,135)  $      -   $       -        $547,069
                                 =========   ======  ===========   ========    ============   ========   =============  ==========


The accompany notes are an integral part of the consolidated financial statements.


                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                        2002           2001
                                                     ___________    ___________
Cash flows from operating activities:

Net loss                                             $(1,930,845)   $(5,766,572)
                                                     ___________    ___________

Adjustments to reconcile net loss to net cash
  used in operating activities:
        Depreciation                                     195,904        294,929
        Amortization                                      83,657         79,459
        Common stock issued for services                 387,500      2,493,920
        Loss on asset abandonment                         49,160        240,192
        Gain on sale of assets                           382,539              -
        Provision for bad debts                          (58,688)         5,600
Changes in operating assets and liabilities:
        Accounts receivable, trade                       (2,652)       400,216
        Inventories                                      260,067       (284,551)
        Prepaid expenses                                  15,025         95,796
        Other assets                                       1,293         38,960
        Accounts payable, trade                          108,120        589,039
        Accrued expenses                                (118,032)       144,702
        Deferred revenue                                       -       (225,000)
                                                     ___________    ___________

                                                       1,303,893      3,873,262
                                                     ___________    ___________

            Cash used in operating activities          (626,952)     (1,893,310)
                                                     ___________    ___________

Cash flows from investing activities:
         Proceeds from asset disposals                    11,101              -
         Cash acquired in MMC acquisition                      -          6,065
         Purchase of property and equipment              (16,842)    (1,320,014)
         Advances to stockholder                          (6,477)       (55,763)
         Repayment of stockholder advances                     -         10,871
                                                     ___________    ___________

            Cash used in investing activities            (12,218)    (1,358,895)
                                                     ___________    ___________

Cash flows from financing activities:
        Advances from stockholders                       582,180        100,100
        Repayment of stockholder advances                 (5,100)             -
        Proceeds from notes payable                      263,371      1,005,000
        Repayment of notes payable                      (237,421)       (76,842)
        Issuance of common stock                          28,919      2,142,824
                                                     ___________    ___________

            Cash provided by financing activities        631,949      3,171,082
                                                     ___________    ___________

Net increase (decrease) in cash                           (7,221)       (81,123)

Cash at beginning of period                                7,221         88,344
                                                     ___________    ___________

Cash at end of period                                $         -    $     7,221
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

                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the general accounts of the company and its wholly owned subsidiaries, Innovative Weaponry, Inc., Trident Technologies Corporation, Griffon USA, Inc., Trade Partners International, Inc., Unertyl Optical Company, US Optics Corp., Hallmark, Inc., 2826 Elm St., Inc. and Net Construction, Inc. and its 97% owned subsidiary Miniature Machine Corporation, Inc., each of which have fiscal years ending December 31st. All material intercompany transactions, accounts and balances have been eliminated in the consolidation.

BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has suffered continued operating losses, it has a net working capital deficit of $1,216,239 and it has substantially no cash. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. Management is continuing to seek additional equity capital to fund its various activities, has eliminated or reduced unnecessary costs and disposed of unprofitable operations (Note 3). However, there is no assurance that steps taken by management will meet the Company's needs or that it will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BUSINESS COMBINATIONS

On March 14, 2001, the Company acquired 97% of the outstanding common stock of Miniature Machine Corporation (MMC), a corporation engaged in the manufacture and sale of adjustable gun sights, in exchange for 500,000 common stock shares valued at $.406 a share and a $100,000 note payable (Note 5). The transaction was accounted for as a purchase. The purchase price was allocated to the fair value of the net assets acquired, including patents valued at $150,000, with a $50,888 excess of the Company's cost over the fair value of net assets acquired allocated to goodwill.

On January 2, 2001, the Company purchased substantially all of the net assets of a nightclub operation in exchange for a $100,000 note payable (Note 5). These net assets were sold on June 20, 2002 (Note 3).

STATEMENTS OF CASH FLOWS

For purposes of the consolidated statement of cash flows, cash includes demand deposits, time deposits, short-term cash equivalent investments with maturities of less than three months and cash management money market funds available on a daily basis. None of the Company's cash is restricted.

REVERSE STOCK SPLIT

On February 20, 2003, the Company effected a 100 to 1 reverse split of its common stock (Note 13). The par value of the common stock was not affected by the reverse split and remains at $.001 per share. Consequently, the aggregate par value of the issued common stock was reduced by reclassifying the par value amount of the reversed common shares from `Common Stock' to `Paid in Capital in Excess of Par' and all per share amounts and outstanding shares have been retroactively restated in the accompanying consolidated financial statements for all periods presented to reflect the reverse stock split.

                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


PROPERTY AND EQUIPMENT

Property and equipment is stated at cost less accumulated depreciation. Depreciation of property and equipment is being provided by the straight-line method over estimated useful lives of three to seven years. During the years ended December 31, 2002 and 2001, depreciation expense totaled $195,904 and $294,929, respectively of which $8,708 and $5,408, respectively, is included as part of discontinued operations. At December 31, 2002 and 2001, property and equipment was comprised of the following.


                                                2002           2001
                                             __________     __________

         Land, building and improvements     $1,084,768     $1,098,344
         Machinery and equipment                577,419        884,565
         Transportation equipment                48,376         93,093
         Furniture and fixtures                 208,159        419,635
                                             __________     __________
                                              1,918,722      2,495,637
         Less accumulated depreciation         (716,457)      (727,192)
                                             __________     __________

                                             $1,202,265     $1,768,445
                                             ==========     ==========

GOODWILL AND INTANGIBLE ASSETS

Goodwill relating to the Company's purchase of MMC is being amortized using the straight-line method over five years. For the year ended December 31, 2001, amortization expense totaled $7,632.

In June 2001,  the  Financial  Accounting  Standards  Board issued  Statement of
Financial Accounting Standards No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, effective for fiscal years beginning after June 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement resulted in an increase in net income of $10,176 in 2002 as a result of non-amortization of existing goodwill. During 2002, the Company performed the first of the required impairment tests for its goodwill and indefinite lived intangible assets and determined that goodwill was not impaired.

The Company's intangible assets consist of trademarks, patents and license agreements (Note 6). These intangible assets are being amortized using the straight-line method over five to forty years. For the years ended December 31, 2002 and 2001, amortization expense related to these intangible assets totaled $83,656 and $69,661, respectively. For each of the next five years, management estimates amortization of these intangibles to approximate $80,000.

                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


INVENTORIES

Inventory consists of raw materials used in the manufacture of firearm products and finished goods imported for resale. Inventory is stated at the lower of cost, determined using the first-in, first-out method, or net realizable value (market). At December 31, 2002 and 2001, inventories are comprised of the following components.

                                         2002         2001
                                       ________     ________

                  Raw materials        $ 50,113     $123,040
                  Work in progress      247,155      468,667
                  Finished goods        204,438      271,297
                                       ________     ________
                                       $501,706     $863,004
                                       ========     ========

IMPAIRMENT OR DISPOSAL OF LONG LIVED ASSETS

The Company has adopted Statement of financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG LIVED ASSETS. This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and long-lived assets and certain identifiable intangibles to be disposed of. The Company periodically evaluates, using independent appraisals and projected undiscounted cash flows, the carrying value of its long-lived assets and certain identifiable intangible to be held and used whenever changes in events or circumstances indicate that the carrying amount of assets may not be recoverable. In addition, long-lived assets and identifiable intangibles to be disposed of are reported at the lower of carrying value or fair value less cost to sell. During the year ended December 31, 2002, the Company identified an impairment of inventory related to its TPI subsidiary (Note 3) and recognized a loss on the disposal of other long-lived assets related to its night sight operating segment (Note 11).

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

                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ADVERTISING COSTS

Advertising costs consist primarily of magazine advertising, sales catalogues and promotional brochures. Magazine advertising is charged to expense over the period the advertising takes place and other advertising costs are charged to expense over the periods expected to be benefited, which is generally not more than twelve months. For the years ended December 31, 2002 and 2001, advertising expense totaled $87,604 and $151,956, respectively. At December 31, 2002 and 2001, prepaid advertising costs totaled $0 and $25,093, respectively.

LOSS PER SHARE

Basic loss per share amounts are computed by dividing the net loss by the weighted average number of common stock shares outstanding. Diluted loss per share amounts reflect the maximum dilution that would have resulted from the issuance of common stock earned but not issued (Note 7). Other than the convertible promissory note (Note 5), the Company does not have any convertible securities, any outstanding options or warrants that could potentially dilute the earnings of its common stockholders. Diluted loss per share amounts are computed by dividing the net loss by the weighted average number of common stock shares outstanding plus the assumed issuance of the common stock earned but not issued. For the years ended December 31, 2002 and 2001, basic loss per share amounts are based on 1,872,055 and 1,139,851 weighted-average number of common stock shares outstanding, respectively. No effect has been given to the assumed issuance of the common stock earned but not issued as the effect would be antidilutive.

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

                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     As a result of IWI's acquisition by the Company, IWI adopted `fresh start' accounting pursuant to Statement of Position 90-7, FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE. Accordingly, IWI's assets and liabilities were adjusted to their fair values and retained earnings were eliminated. The resulting `reorganization value' in excess of amounts allocated to identifiable assets and liabilities is being amortized over 10 years using the straight-line method. For each of the years ended December 31, 2002 and 2001, amortization expense totaled $49,617.

3.       DISCONTINUED OPERATIONS

2826 ELM, INC. (ELM)

On June 20, 2002, the Company discontinued operations of its night club, which was acquired in January 2001 (Note 1), and sold the remaining net assets to a corporation controlled by a stockholder and former officer and director of the Company (Note 7). In consideration for these net assets, the Company received 19,000,000 if its common stock shares owned by the stockholder with a fair value of $350,000 and recognized a gain on the disposition of $211,453, which is included in the accompanying consolidated financial statements as part of discontinued operations.

TRADE PARTNERS INTERNATIONAL, INC. (TPI)

On April 3, 2002, the Company discontinued operations in its wholly owned subsidiary (Note 1) and incurred a $144,744 loss on the impairment of inventory, which is included in the accompanying consolidated financial statements as a part of discontinued operations pursuant to SFAS No. 144, DISCONTINUED OPERATIONS. TPI operations were part of the Company's tire sealant operating segment (Note 11).

NET CONSTRUCTION, INC. (NCI) (FORMERLY QCB ARMOR)

On June 19, 2001, QCB Armor changed its name to Net Construction, Inc. to facilitate the acquisition of a telecommunications and networking company. However, on April 3, 2002, due to higher than anticipated overhead expenses the Company decided to discontinue operations of NCI. NCI's remaining net liabilities of $18,532 will be assumed by the Company's other operations. NCI's operating results are included in the accompanying consolidated financial statements as part of discontinued operations.

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

                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       NOTES PAYABLE

The Company's notes payable consist of several installment and promissory notes, which bear interest at 6.0% to 10%, are generally due upon demand and past due, are unsecured and contain no restrictions.

On September 27, 2002, the Company issued a $200,000 convertible promissory note convertible into 1,200,000 shares of Series A Convertible Preferred Stock, when authorized and issued, with rights and preferences as the Company may determine, to Fredericks Partners, a California partnership. The note provided for interest at 10% and was due March 27, 2003. In addition, the note gave its holders
600,000,000 votes as `debt votes' awarded by the Board of Directors by resolution of September 27, 2002. The note provided that it may be converted at any time prior to payment. On February 20, 2003, Fredericks Partners exercised its conversion privilege (Note 13).

6.       COMMITMENTS AND CONTINGENCIES

LEASES

The Company conducts operations from its own facilities located in Ft. Worth, Texas, which it occupied in early 2001. Prior to this time its facilities were leased under a month- to-month sublease arrangement. The Company's Unertyl division facilities located in Pennsylvania, were leased on a month-to-month. The Company's 2826 Elm St., Inc. nightclub facility was leased under a non-cancelable operating lease expiring through November 2005. The Company's California corporate office is leased on a month-to-month basis at a monthly rate of $5,600. For the years ended December 31, 2002 and 2001, rent expense totaled $66,800 and $92,378, respectively.

At December 31, 2002, the Company was not obligated under any future minimum lease payments.

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

                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


During the year ended December 31, 2002, the Company determined the license was no longer cost beneficial and stopped paying its royalty and annual maintenance fees causing the license to expire. As a result, the Company charged to continuing operations the unamortized carrying value of the license totaling $49,160.

7.       RELATED PARTY TRANSACTIONS

STOCKHOLDERS

During the years ended December 31, 2002 and 2001, the Company made advances totaling $6,477 and $55,763, respectively, to stockholders and former officers and directors of the Company. The advances were due on demand as funds were available, non-interest bearing and unsecured. During the years ended December 31, 2002 and 2001, $0 and $10,817, respectively, of these advances were repaid and $42,720 and $0, respectively, were charged to expense as uncollectible. Also, at December 31, 2002, an addition al $55,728 of these advances were reserved because of doubt as to their collectibility.

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

During the years ended December 31, 2002 and 2001, the Company received advances totaling $582,180 and $100,100, respectively, from stockholders. These advances are due upon demand as funds are available, non-interest bearing and unsecured. Also, during the year ended December 31, 2002, the Company repaid $5,100 of these advances and $100,000 of these advances were assumed as part of the ELM net assets disposition (Note 3).

STOCK BASED COMPENSATION ARRANGEMENT

In September of 1994, the board of directors entered into a consulting contract with the Company's former CEO. This agreement required the Company to issue 1,000,000 shares of common stock to the CEO and to compensate him at the rate of $10,000 per month. Should the Company be unable to pay the CEO in cash, the Company would issue him its common stock in amount equal to $0.02 per share (which was the share price at the time the consulting contract was entered into). The Company paid the CEO through December of 1994. In January of 1995, the Company and the CEO re-negotiated the agreement to remunerate him solely in stock of the Company. This was necessary because of the Company's cash flow position and inability to pay the previously agreed upon compensation. The agreement required the CEO to perform services for the Company in exchange for 500,000 shares of Company common stock per month. As of the expiration date of the agreement, January 5, 1998, the CEO earned a total of 19,000,000 shares of the Company's common stock with a $360,000 fair value. This compensation was charged to expense over the period of the agreement. The agreement required that the stock not be issued until after the end of the initial term of the agreement, which was three years. In June 2002, the stock was issued and is subject to Rule 144 of the Securities and Exchange Commission and further subject to a five-year "lockup" requirement, precluding the CEO from selling said stock for five years from the date of issuance. Also, in June 2002, these shares were `turned in' to the Company as consideration for the purchase of the net assets of the Company's night club operation by the former CEO (Note 3).

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

A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the years ended December 31, 2002 and 2001 is as follows.


                                                        2002           2001
                                                     __________     ___________

         Tax benefits computed at statutory rate     $ (656,487)    $(1,960,634)
         Increase in valuation allowance                650,976       1,957,841
         Permanent differences                            5,511           2,793
                                                     __________     ___________
                                                     $        -     $         -
                                                     ==========     ===========

As of December 31, 2002 the Company has approximately $13 million of net operating losses available to offset future taxable income. These carry forwards expire in years 2008 through 2022.

Significant components of the Company's deferred tax assets (benefits) and liabilities are summarized below.

                                                        2002           2001
                                                     __________     ___________
         Deferred tax assets:
              Net operating loss carry forward       $4,275,376     $ 3,668,042
              Amortization differences                  157,515         113,873
Less valuation allowance                             (4,432,891)     (3,781,915)
                                                     __________     ___________
                                                              -               -
         Deferred tax liabilities:
              Depreciation differences                        -               -
                                                     __________     ___________
         Net deferred tax assets                     $        -     $         -
                                                     ==========     ===========

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

                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ACCOUNTS RECEIVABLE, TRADE

The Company's accounts receivable are unsecured and represent sales on a net 30-day basis to customers generally located throughout the United States. With the exception for amounts reserved for doubtful collectibility, management believes it is not exposed to any significant credit risks affecting accounts receivable and that these accounts are fairly stated at estimated net realizable amounts. At December 31, 2002 and 2001, accounts receivable are reflected in the accompanying consolidated financial statements net of an allowance for doubtful accounts totaling $290,591 and $6,500, respectively. The allowance represents management's estimate of those receivables that might not be collectible based on the Company's historical collection experience.

NOTES PAYABLE

Management believes the carrying value of the notes payable represents the fair value of this financial instrument because their terms are similar to those in the lending market for comparable debt with comparable risks.

ADVANCES TO/FROM STOCKHOLDERS

Management believes the carrying value of these advances represent the fair value of these financial instruments because their terms are similar to those in the lending market for comparable loans with comparable risks.

10.      OTHER STATEMENT OF CASH FLOWS DISCLOSURES

For the years ended December 31, 2002 and 2001, supplemental disclosure of cash flow information is as follows:

                                                           2002          2001
                                                         ________     __________

       Cash paid for interest                            $ 69,553     $   22,331
       Cash paid for income taxes                               -              -
       Non-cash investing and financing activities:
            Issuance of common stock in purchase of
               MMC                                       $      -     $  203,000
            Issuance of common stock in exchange for
               services                                  $387,500     $2,493,920
            Issuance of common stock in exchange for
               patents                                   $      -     $  220,000
            Issuance of common stock to repay
               note payable and accrued interest         $      -     $  769,146
            Issuance of common stock to repay
               stockholder advances                      $      -     $  171,080
            Issuance of common stock
               previously earned                         $360,000     $        -

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

During the years ended December 31, 2002 and 2001, foreign sales were insignificant. The following table reflects certain information about the Company's reportable operating segments related to its continuing operations for the years ended December 31, 2002 and 2001. Information related to its discontinued operations is contained in Note 3.



                                           (1)            (2)         (3)         (4)
                                           IWI          Trident       Sea       Firearms
                 2002                  Night sights     Gripper      Patch       Resale        Total
                 ____                  ____________     _______     _______     ________     __________

Revenue, external customers                944,669       28,609     129,510      159,604      1,262,392
Operating income (loss)                 (2,242,684)      (7,690)     94,712       29,142     (2,126,520)
Interest expense                            69,553                                               69,553
Depreciation/amortization                  251,173       14,574                        -        265,747
Consulting services, non cash              387,500                                              387,500
Expenditures for long-lived assets           8,967            -           -            -          8,967
Total long-lived assets, net of                                                                       -
   depreciation                          1,192,895                    9,370            -      1,202,265
Total assets                             2,467,799            -      66,838            -      2,534,637





                                           (1)            (2)         (3)         (4)
                                           IWI          Trident       Sea       Firearms
                 2001                  Night sights     Gripper      Patch       Resale        Total
                 ____                  ____________     _______     _______     ________     __________

Revenue, external customers              1,607,660        2,115      51,208       53,958      1,714,941
Operating loss                          (4,513,617)     (20,317)   (492,743)    (116,623)    (5,143,300)
Interest expense                            52,428                                               52,428
Depreciation/amortization                  302,398                   43,610                     346,008
Consulting services, non cash            2,806,530                                            2,806,530
Expenditures for long-lived assets       1,512,998            -       3,732                   1,516,730
Total long-lived assets, net of                                                                       -
   depreciation                          1,613,920                   20,163                   1,634,083
Total assets                             3,455,464            -     209,585      107,910      3,772,959


                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.      STOCK OPTION PLAN

On August 6, 2002, the Company established the 2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (the Plan) as a way of attracting and retaining highly qualified and experienced directors, employees and consultants and to give them a continued proprietary interest in the success of the Company and its subsidiaries. Additionally, the plan is intended to encourage ownership of the Company's common stock. Pursuant to the Plan, as amended on February 20, 2003, the aggregate number of shares that may be optioned, subject to conversion, or issued is 10,000,000 shares of common stock, warrants, options, preferred stock or any combination thereof.

13.      SUBSEQUENT EVENTS

RECAPITALIZATION AND CHANGE IN CONTROL

On February 20, 2003, the Company filed with the Secretary of State Nevada a certificate of amendment amending the Company's Articles of Incorporation, and pursuant to authorization by the Board of Directors and a majority of eligible shareholder votes, such amendment provided for a 100 to 1 reverse split of the Company's common stock. The amendment also authorized the increase of the authorized number of common shares of all classes of capital stock to 350,000,000, of which 300,000,000 are to be shares of common stock with a par value of $.001, and further providing authorization for the issuance of preferred shares in such series and with such voting powers as may be determined by the Board. The shares may be issued by the Company from time to time as approved by the Board of Directors without approval of the shareholders except as otherwise provided for by the applicable Nevada law.

On February 20, 2003, the Board adopted resolutions issuing 1,200,000 shares of Series A Convertible Preferred Stock with Certificate of Designations upon conversion of the convertible promissory note (Note 5). The holder of Series A Convertible Preferred Stock may convert each such share of Series A Convertible Preferred Stock to 10 shares of common stock and 1 share of Series B Convertible Preferred Stock. On February 20, 2003, the holder of Series A Convertible Preferred Stock converted it to 1,200,000 Series B Convertible Preferred Stock and 12,000,000 shares of common stock of the Company (10 shares of common per one share of Series B Convertible Preferred Stock). Each share of Series B Convertible Preferred provides for 500 votes. Fredericks Partners, a California partnership, as holder of Series B Preferred owns controlling votes in the Corporation.

PREFERRED WARRANTS

In July 2002, the Company distributed an offer, which expired on November 30, 2002, under which the stockholders could elect to exchange common stock shares for preferred warrants. Each preferred warrant entitled the holder to purchase one share of common stock for $.01 and was automatically exercised for the difference, expressed in whole shares of post-split common stock, between the fair market value of one share of common stock and $.01 as a result of the above recapitalization. The exchange ratio and exercise price of the preferred warrants were not to be adjusted as a result of the above recapitalization and, therefore, were not to be subject to the 100 to 1 reverse stock split. As of November 19, 2002, the holders of 67,115,953 common stock shares had accepted the offer to surrender their shares and receive the preferred warrants although the shares were not canceled and the preferred warrants not issued until January 2003. On February 20, 2003, the above recapitalization was completed and the remaining 132,811,192 common stock shares under went the reverse stock split. In March 2003, in a cost savings decision by the Company, the preferred warrants were canceled and 67,115,953 restricted common stock shares were issued.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                       21st CENTURY TECHNOLOGIES, INC.
                                       ________________________________
                                                 (Registrant)



Date:  April 15, 2003                  By: /s/ ARLAND D. DUNN
                                           _____________________________________
                                           Arland D. Dunn
                                           President and Chief Operating Officer

I, ARLAND D. DUNN, certify that:

1. I have reviewed this annual report on Form 10-KSB of 21ST CENTURY TECHNOLOGIES, INC.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "EVALUATION DATE"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




DATED:  April 15, 2003               21ST CENTURY TECHNOLOGIES, INC.

                                             (Registrant)


                                     /s/ ARLAND D. DUNN
                                     _______________________________
                                     Arland D. Dunn
                                     Chief Executive Officer

I, LARRY B. BACH, certify that:

1. I have reviewed this annual report on Form 10-KSB of 21ST CENTURY TECHNOLOGIES, INC.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "EVALUATION DATE"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




DATED:  April 15, 2003               21ST CENTURY TECHNOLOGIES, INC.

                                             (Registrant)


                                     /s/ LARRY B. BACH
                                     _______________________________
                                     Larry B. Bach
                                     Secretary