Form 10QSB
period 2003-03-31
21ST CENTURY TECHNOLOGIES INC
filed 2003-05-20
CIK 1090870

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2003


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


                                 (818) 707-9466
                           ___________________________
                           (Issuer's telephone number)


________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 113,980,802 as of April 16, 2003.

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


/s/  TURNER, STONE & Company, L.L.P.
____________________________________
     Turner, Stone & Company, L.L.P.

Certified Public Accountants
Dallas, Texas
May 19, 2003



                21ST CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                   MARCH 31, 2003              MARCH 31, 2002

                                                                   ______________              ______________
ASSETS

CURRENT ASSETS:
         Cash and cash equivalents                                   $         -                 $  126,302
                Accounts Receivable, net                                 144,929                  1,071,222
                Inventories                                              499,612                    820,704
                Advances to Stockholders, net                            109,216                    207,878
                                                                     ___________                 __________

                Total Current Assets                                     753,757                  2,226,106

Property, Plant, and Equipment, Net                                    1,169,532                  1,722,458

Other Assets, Net                                                        543,393                    826,505
                                                                     ___________                 __________

                Total Assets                                         $ 2,466,682                 $4,775,069
                                                                     ===========                 ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts Payable-trade                                      $   986,703                 $1,041,168
         Accounts Payable-other                                                -                    698,663
                                                                     ___________                 __________
                Total Current Liabilities                                986,703                  1,739,831

OTHER LIABILITIES:
         Notes Payable                                                   250,079                    346,698
         Advances from Stockholders                                      550,780                    193,829
                                                                     ___________                 __________
                Total Other Liabilities                                  810,859                    540,527
                                                                     ___________                 __________

TOTAL LIABILITIES:                                                     1,787,562                  2,280,358
                                                                     ___________                 __________

MINORITY INTEREST-MMC                                                      3,158                      3,158

STOCKHOLDERS' EQUITY:

         Preferred Stock, $.001 par value,50,000,000 shares at $.001 shares authorized,1,200,000 and 0 shares
         issued and outstanding at March 31,
         2003 and 2002 respectively                                        1,200                          -

         Common Stock,$.001 par value, 300,000,000
         shares authorized, 113,980,802 and 1,643,135
         shares issued and 112,080,802 and 1,643,135
         shares outstanding at March 31, 2003 and 2002,
         respectively                                                    113,981                      1,643

         Paid-in Capital                                              14,286,323                 13,634,086

         Stock Earned, Not Issued                                              -                    360,000
         Retained Earnings (Deficit)                                 (13,725,542)               (11,484,732)
         Treasury Stock                                                        -                    (16,444)


         Stock Subsriptions                                                    -                   (  3,000)
                                                                     ___________                 __________
                Total Stockholders' Equity                               675,962                  2,491,553

         Total Liabilities and Stockholders' Equity                  $ 2,466,682                 $4,775,069
                                                                     ===========                 ==========


                 See Notes to Consolidated Financial Statements


                21ST CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   3 MONTHS ENDED             3 MONTHS ENDED
                                                                    MAR 31, 2003               MAR 31, 2002
                                                                   ______________             ______________
Net Revenues                                                         $   172,278                 $  728,758

Cost of Revenues                                                         171,533                    289,907
                                                                     ___________                 __________

Gross Profit                                                                 745                    438,851

Operating Expenses:

         Advertising & Selling                                             5,448                     34,593


         General and administrative expenses                             124,856                    154,963

         Depreciation and Amortization                                    55,757                     82,183

         Compensation Costs                                               82,091                    124,614
                                                                     ___________                 __________

         Total Operating Expenses                                        268,152                    396,293
                                                                     ___________                 __________

Net Income (Loss)                                                      (267,407)                     42,558

Estimated Income Taxes                                                         0                          0
                                                                     ___________                 __________

NET INCOME (LOSS)                                                    $  (267,407)                $   42,558
                                                                     ===========                 ==========


EARNINGS (LOSS) PER COMMON SHARE:
         Basic                                                       $     (0.00)                $    (0.00)
         Fully Diluted                                               $     (0.00)                $    (0.00)


                 See Notes to Consolidated Financial Statements


                21ST CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                  (UNAUDITED)

                                                                                          2003                  2002
                                                                                     _________             _________
Cash flows from operating activities:

Net income (loss)                                                                    $(267,407)            $  42,558

Adjustments to reconcile net loss to net cash
       used in operating activities:
             Depreciation                                                               32,733                45,987
             Amortization                                                               20,808                36,136
             Common stock issued for services                                            6,300                37,500

Changes in operating assets and liabilities
             Accounts receivable, trade                                                 (1,505)             (685,317)
             Inventories                                                                 2,094                42,300
             Prepaid expenses                                                           10,450                25,093
             Other assets                                                                    -              (134,966)
             Accounts payable, trade                                                    78,082               164,707
             Accrued expenses                                                          (16,824)              533,107
                                                                                     _________             _________
                                                                                       132,138                64,547
                                                                                     _________             _________

                      Cash used in operations                                         (135,269)              107,105
                                                                                     _________             _________
Cash flows from investing activities:

             Purchase of property and equipment
             Repayment of stockholder advances                                           3,375
             Advances to stockholders                                                                         (3,316)
                                                                                     _________             _________

                      Cash used in investing activities                                  3,375                (3,316)
                                                                                     _________             _________
Cash flows from financing activities:

             Advances from officer
             Repayment of notes payable                                                 (1,006)              (78,437)
             Advances from stockholders                                                115,400                93,729
             Issuance of common stock                                                   17,500
                                                                                     _________             _________

                      Cash provided by financing activities                            131,894                15,292
                                                                                     _________             _________

Net increase (decrease) in cash                                                              -               119,081

Cash at beginning of period                                                                  -                 7,221
                                                                                     _________             _________

Cash at end of period                                                                $       -             $ 126,302
                                                                                     _________             _________


                 See Notes to Consolidated Financial Statements

          21st CENTURY TECHNOLOGIES,INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

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

H.  ASSET IMPAIRMENT:

The Company adopted the provisions of SFAS 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, in its financial statements for the year ended December 31, 1995. The Company prepares an undiscounted estimate of future cash flows for each long-lived asset (excluding production equipment) on an annual basis. If the carrying value of the asset exceeds undiscounted future cash flows expected to be produced by the asset, the Company recognizes an impairment loss. The Company measures the amount of the impairment loss as the amount by which the carrying value of the asset exceeds its fair value. The Subsidiary Bankruptcy Excess Reorganization Value is evaluated annually for events or conditions which would indicate impairment. Management estimates cash flows which can be expected for continuing to use the asset and then compares these estimated cash flows to the asset's carrying amount. If the estimated cash flows resulting from continuing to use the asset exceed the carrying amount of the asset, an impairment adjustment is not necessary. There has been no effect as of December 31, 2001 of adopting SFAS 121.

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

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2002.

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

During the year ended December 31, 2002, the Company determined the license was no longer cost beneficial and stopped paying its royalty and annual maintenance fees causing the license to expire. As a result, the Company charged to continuing operations in the year ended December 31, 2002, the unamortized carrying value of the license totaling $49,160.

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

NOTE 3: STOCKHOLDERS' EQUITY

The total number of all classes of authorized capital stock is 350,000,000 shares, 300,000,000 of which are Common Stock, $0.001 par value per share and 50,000,000 are Preferred Stock, $0.001 par value per share. As of March 31, 2003, there are 113,980,802 shares of common stock issued and 112,080,802 outstanding and 1,200,000 shares of Preferred Stock issued and outstanding.

NOTE 4:  EARNINGS (LOSS) PER COMMON SHARE

Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the years 2003 and 2002. There were no common stock equivalents outstanding during the years 2003 and 2002. SFAS No. 128, EARNINGS PER SHARE applies to entities with publicly held common stock and establishes standards for computing and presenting earnings per share (EPS). Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

                                          FOR THE QUARTER ENDED MARCH 31, 2003
                                          INCOME          SHARES      PER-SHARE
                                        (NUMERATOR)     (DENOMINATOR)    AMOUNT
                                        ___________     _____________    ______

Income                                  ($267,407)

BASIC EPS
Income available to Common Stockholders  (267,407)     113,980,802       $(0.00)

EFFECT OF DILUTIVE SECURITIES

None

NOTE 5:  INCOME TAXES

At March 31, 2003, the Company has available net operating loss carryforwards of approximately $13,725,542 for federal income tax purposes that begin to expire in 2008. The federal carryforwards resulted from losses generated in prior years and have created a deferred tax asset of $4,432,891. It is believed to be "more likely than not" that taxable income in the periods prior to the expiration of the deferred tax assets will not be sufficient for the deferred tax assets to be recognized; therefore, a valuation allowance of $4,432,891 has been recognized to offset the deferred tax assets. There are no deferred tax liabilities. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

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

The carrying amounts of the Company's financial instruments at December 31, 2002 and 2000 represent fair value.

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

NOTE 9:  STOCK OPTION PLAN

On August 6, 2002 the Company established the 2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (the Plan) as a way of attracting and retaining highly qualified and experienced directors, employees and consultants and to give them a continued proprietary interest in the success of the Company and its subsidiaries. Additionally, the plan is intended to encourage ownership of the Company's common stock. Pursuant to the Plan, as amended on February 20, 2003, the aggregate number of shares that may be optioned, subject to conversion, of issued is 10,000,000 shares of common stock, warrants, options, preferred stock or any combination thereof.

NOTE 10:  REVERSE STOCK SPLIT AND RECAPITALIZATION

On February 20, 2003, the Company filed with the Secretary of State Nevada a certificate of amendment amending the Company's Articles of Incorporation, and pursuant to authorization by the Board of Directors and a majority of eligible shareholder votes, such amendment provided for a 100 to 1 reverse split of the Company's common stock. The amendment also increased the number of shares of all classes of capital stock to 350,000,000, of which 300,000,000 are to be shares of common stock with a par value of $.001, and further providing authorization for the issuance of preferred shares in such series and with such voting powers as may be determined by the Board. The shares may be issued by the Company from time to time as approved by the Board of directors without approval of the shareholders except as otherwise provided by the applicable Nevada law.

On February 20, 2003, the Board adopted resolutions issuing 1,200,000 shares of Series A Convertible Preferred Stock with Certificate of Designations. The holder of Series A Convertible Preferred Stock may convert each such share of Series A convertible Preferred Stock to 10 shares of common stock and 1 share of Series B Convertible preferred Stock. The holder of Series A Convertible Preferred Stock Converted these shares into 12,000,000 shares of Common Stock and 1,200,000 shares of Series B Convertible Preferred Stock. Each share of Series B Convertible Preferred provides for 500 votes. Frederick Partners, a California partnership, as holder of Series B Preferred owns controlling votes in the Corporation.

In July 2002, the Company distributed an offer under which the stockholders could elect to exchange common stock shares for preferred warrants. Each preferred warrant entitled the holder to purchase one share of common stock for $.01 and was automatically exercised for the difference, expressed in whole shares of post-split common stock, between the fair market value of one share of common stock and $.01 as a result of the above recapitalization. The exchange ratio and exercise price of the preferred warrants were not to be adjusted as a result of the above recapitalization.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

DESCRIPTION OF SUBSIDIARIES.

The Company had 7 wholly owned subsidiaries at the end of the first quarter of 2003. The three subsidiaries with active operations include:

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

4.       Hallmark Human Resources, Inc.

Operations of this subsidiary have been discontinued.

5.       Griffon, USA, Inc.

Operations of this subsidiary have been discontinued.

6.       Trade Partners International

Operations of this subsidiary have been discontinued.

7.       2826 Elm Street, Inc.

Assets of this corporation were sold in the second quarter of 2002, but 21st Century Technologies, Inc. still retains the coporate shell which had no activity during the quarter.

RESULTS OF OPERATIONS

INCOME STATEMENT

The Company ended the first quarter of 2003 with a loss of $267,407 as compared to a gain of $42,558 in the first quarter of 2002. The loss is primarily due to expenses related to the recapitalization which occurred in the first quarter of 2003 and a temporary decrease in sales. Net revenue decreased from $728,758 in the three months ended March 31, 2002 to $172,278 in the three months ended March 31, 2003. Management continued their focus on reducing General and Administrative expense with a 32% reduction from $396,293 in the first quarter of 2002 to $268,152 in the first quarter of 2003.


BALANCE SHEET

Total assets decreased from $4,775,069 to $2,466,682 respectively in the first quarter of 2002 and 2003. This reflects management's current attempts to collect receiveables and reduce inventory in stock as well as the 2002 year-end write off and reserving of notes and accounts receiveables and licenses deemed uncollectible or unuseful. Accounts receiveable decreased 86% from $1,071,222 on March 31, 2002 to $144,929 on March 31, 2003. Inventory decreased 39% from $820,704 to $499,612 during the same respective periods.

Current liabilities were reduced $753,128 or 43% from $1,739,831 on March 31, 2002 to $986,703 on March 31, 2003. Total Liabilities were reduced from $2,280,358 to $1,787,562 for the same respective periods.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.  SUBMISSION OF MATTERS UNTO A VOTE OF SECURITY MATTERS
On January 17, 2003 and January 30, 2003 respectively, the company filed a Pre 14C and a Def 14C with the Securities and Exchange Commission describing the recapitalization.

ITEM 5.  OTHER INFORMATION
On February 20, 2003, the Company filed a Form S-8 with the Securities and Exchange Commission. This filing authorizes the Company to issue stock to various employees, officers, directors and consultants.

ITEM 6(A). EXHIBITS

Exhibit #     Description
_________     ____________

  99.1        Certification - CEO
  99.2        Certification - CFO

ITEM 6(B). REPORTS ON FORM 8-K.
Subsequent to the quarter end on April 21, 2003 a Form 8-K was submitted to the Secutities and Exchange Commission reporting the removal of Fred Rausch and Dave Gregor as Directors of the corporation.

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



                         21ST CENTURY TECHNOLOGIES, INC.
                         _______________________________
                                  (Registrant)



Date  5/19/03            /s/  ARLAND D. DUNN
      _______            _________________________________

                         Arland D. Dunn
                         Chief Executive Officer/President



Date  5/19/03            /s/  ALVIN L. DAHL
      _______            _________________________________
                         Alvin L. Dahl
                         Chief Financial Officer

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


DATED:  MAY 19, 2003                  21ST CENTURY TECHNOLOGIES, INC.
                                      ________________________________
                                              (Registrant)



                                      /s/ ARLAND D. DUNN
                                      _________________________________
                                      Arland D. Dunn
                                      Chief Executive Officer/President

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


DATED:  MAY 19, 2003             21ST CENTURY TECHNOLOGIES, INC.
____________________             ________________________________
                                           (Registrant)



                                      /s/ ALVIN L. DAHL
                                      _______________________
                                      Alvin L. Dahl
                                      Chief Financial Officer