Form 10QSB
period 2003-06-30
21ST CENTURY TECHNOLOGIES INC
filed 2003-08-19
CIK 1090870

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2003


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


              2700 W. Sahara Blvd., Suite 440, Las Vegas, NV 89102
        ________________________________________________________________
                    (Address of principal executive offices)


                                 (702) 248-1588
                           ___________________________
                           (Issuer's telephone number)


________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 172,905,360 as of August 1, 2003.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

ITEM 1. FINANCIAL STATEMENTS.


                        INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Stockholders
21st Century Technologies, Inc.
    and subsidiaries
Haltom City, Texas


We have reviewed the accompanying consolidated balance sheet of 21st Century Technologies, Inc. and subsidiaries as of June 30, 2003 and the related consolidated statements of operations and cash flows for the six months and three months then ended. These consolidated financial statements are the responsibility of the Company's management.

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


/s/ Turner, Stone & Company, L.L.P.


Certified Public Accountants
Dallas, Texas
August 19, 2003



                21st Century Technologies, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                              June 30, 2003       June 30, 2002
                                                              _____________       _____________

ASSETS

CURRENT ASSETS:
         Cash and cash equivalents                            $      1,010        $     15,810
         Accounts Receivable, Net                                   56,083             477,492
         Stock Subscription Receivable                             126,000                   0
         Inventories                                               458,617             857,061
         Prepaid Expenses                                           58,500                   0
         Advances to Stockholders                                  194,593             200,883
                                                              ____________        ____________
Total Current Assets                                               894,793           1,551,246

Property, Plant, and Equipment, Net                                149,968           1,537,538

Other Assets, Net                                                  519,548             658,532
                                                              ____________        ____________
Total Assets                                                  $  1,564,309        $  3,747,346
                                                              ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts Payable-trade                               $    206,354        $    113,163
         Accounts Payable-other                                    510,779             581,188
                                                              ____________        ____________
Total Current Liabilities                                          717,133             694,351

OTHER LIABILITIES:
         Advances from Stockholders                                319,542             262,847
         Notes Payable                                              91,619             540,866
                                                              ____________        ____________
Total Other Liabilities                                            411,161             803,713
                                                              ____________        ____________

TOTAL LIABILITIES:                                               1,128,294           1,498,064

MINORITY INTEREST-MMC                                                    0               3,158

STOCKHOLDER' EQUITY:
         Preferred Stock, issued  and
         outstanding, 1,200,000 shares  and  0  shares at
         $.001 par value at June 30, 2003 and 2002                   1,200                   0
         Common Stock, issued and outstanding,
         144,792,761 and 1,833,145  at $.001 par value
         at June 30, 2003 & 2002 respectively                      144,793               1,833
         Paid-in Capital                                        14,657,060          13,889,034
         Retained Earnings (Deficit)                           (14,367,038)        (11,265,299)
         Treasury Stock                                                  0            (376,444)
         Stock Subsriptions                                              0              (3,000)
                                                              ____________        ____________
         Total Stockholders' Equity                                436,015           2,246,124
                                                              ____________        ____________
         Total Liabilities
         and Stockholders' Equity                             $  1,564,309        $  3,747,346
                                                              ============        ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                21st Century Technologies, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)


                                          3 Mos. Ended      3 Mos. Ended      6 mos. ended      6 mos. ended
                                          June 30, 2003     June 30, 2002     June 30, 2003     June 30, 2002
                                          _____________     _____________     _____________     _____________

Revenues, Net                               $ 154,645         $ 479,710         $ 326,923         $1,208,468

Cost of Revenues                               97,999           276,739           257,833            566,646

Gross Profit                                   56,645           202,971            69,090            641,822

General and administrative expenses           380,317           137,439           505,173            292,402

Advertising & Selling                          40,541            26,046            45,989             60,639
Compensation Costs                            103,450            74,788           185,541            199,402

Depreciation and Amortization                  55,209            70,004           110,966            152,127
                                            _________         _________         _________         __________

Net Income (Loss)                           $(511,066)        $(105,306)        $(778,579)        $  (62,748)

Other Income                                  112,590                 0           112,590                  0

Gain on Sale of Assets                              0           324,739                 0            324,739

Loss on Sale of Assets                       (210,930)                0          (210,930)                 0

Interest Expense                              (31,983)                0           (31,983)                 0

Estimated Income Taxes                              0                 0                 0                  0
                                            _________         _________         _________         __________
NET INCOME (LOSS)                           $(641,495)        $ 219,433         $(908,902)        $  261,991
                                            =========         =========         =========         ==========


EARNINGS (LOSS) PER COMMON SHARE:
         Basic & Diluted                    $    0.00         $    0.00         $    0.00         $     0.00



                 See Notes to Consolidated Financial Statements



                    21st CENTURY TECHNOLOGIES, INC.
                            AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                                                    2003            2002
                                                                  ________        ________

Cash flows from operating activities:

Net income (loss)                                                 (908,902)        261,991

Adjustments to reconcile net loss to net cash
       used in operating activities:
             Depreciation                                           61,971          79,854
             Amortization                                           39,437          72,273
             Common stock issued for services                      228,039          37,500
             Gain on disposition of assets                                        (324,739)

Changes in operating assets and liabilities
             Accounts receivable, trade                             87,341         (91,587)
             Inventories                                            43,089         (32,849)
             Prepaid expenses                                       68,950          25,093
             Other assets                                           12,803        (172,706)
             Accounts payable, trade                                61,442        (711,232)
             Accrued expenses                                     (269,754)        582,416
                                                                  ________________________
                                                                   333,318        (535,977)
                                                                  ________________________

                      Cash used in operations                     (575,584)       (273,986)
                                                                  ________________________

Cash flows from investing activities:

             Purchase of property and equipment                          -
             Proceeds from sale of assets                          750,000               -
             Repayment of stockholder advances                       3,375
             Advances to stockholders                              (85,377)          3,679
                                                                  ________________________
                      Cash used in investing activities            667,998           3,679
                                                                  ________________________
Cash flows from financing activities:

             Proceeds from notes payable                                 -         200,000
             Repayment of notes payable                             (6,566)        (84,269)
             Advances from stockholders                            115,400         162,747
             Repayment of stockholder advances                    (231,238)
             Issuance of common stock                               31,000             418
                                                                  ________________________
                      Cash provided by financing activities        (91,404)        278,896
                                                                  ________________________
Net increase (decrease) in cash                                      1,010           8,589

Cash at beginning of period                                              -           7,221
                                                                  ________________________
Cash at end of period                                                1,010          15,810
                                                                  ========================


  The accompanying notes are an integral part of the consolidated financial statements.


         21ST CENTURY TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)


NOTE 1:  ORGANIZATION AND BUSINESS ACTIVITIES

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

          21ST CENTURY TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)


NOTE 2:  PREPARATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements as of June 30, 2003 and for the six months and three months periods ended June 30, 2003 and 2002, have been prepared based upon Securities and Exchange Commission ("SEC") rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2003 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("USA") have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto incorporated by reference in the Company's Form 10-KSB for the year ended December 31, 2002. The results of operations for the six month and three month periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results to be expected for the full year. Certain amounts in prior periods' financial statements and related notes have been reclassified to conform to the 2003 presentation.

The condensed consolidated financial statements and accompanying notes are presented in conformity with accounting principles generally accepted in the USA ("USGAAP") which requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3: STOCKHOLDERS' EQUITY

The total number of all classes of authorized capital stock is 350,000,000 shares, 300,000,000 of which are Common Stock, $0.001 par value per share and 50,000,000 are Preferred Stock, $0.001 par value per share. As of June 30, 2003, there are 144,792,761 shares of common stock issued and outstanding and 1,200,000 shares of preferred stock issued and outstanding.

NOTE 4:  RISKS AND UNCERTAINTIES

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

          21ST CENTURY TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)


The Company's magnetic and hydraulic-magnetic technologies have been tested and approved by the American Bureau of Shipping and are being used by Louisiana Emergency Response Training facilities in Holden, LA; Texas A&M Emergency Services Training Institute in College Station, TX; and Department of Transportation Technology Center Emergency Response Training facility in Pueblo, CO. Demand for these products from governmental and industrial sources is largely estimated and while the Company has studied various markets, no assurance can be given that these products can be successfully marketed.

These products have been marketed outside the United States. In future marketing, the Company may be subject to foreign currency fluctuation risks.

NOTE 5:  SALE OF ASSETS

In June 2003, the Company completed the sale of the building located in Haltom City, Texas in which the Company's manufacturing and administrative facilities were located. The Company realized a loss of $210,930 on the disposal. In connection with the disposal, the Company entered into a lease agreement with the buyer which allows the Company to continue using the facilities for nine months through March 2004 for the sum of $1. A fair rental value of $6,000 per month has been assigned to the lease agreement with the unexpired portion of the rent reflected in the accompanying consolidated financial statements as a prepaid expense.

NOTE 6: STOCK SUBSCRIPTION RECEIVABLE

On June 26, 2003, the Company sold 4,000,000 shares of its common stock for $126,000.00. Because the proceeds from this transaction were received and deposited by the Company on July 22, 2003, prior to the filing of Form 10-QSB for this quarterly period, the stock subscription receivable is reflected in the accompanying consolidated financial statements as a current asset rather than as a reduction of stockholders' equity.

NOTE 7:  TREASURY STOCK

During the fourth  quarter of 2002, the Company  determined  that the promissory note in the amount of $112,590.43 due form Mike Gatchell, a former officer of Trident, was doubtful as to collectibility. Accordingly, the full amount of the note was transferred to a reserve for doubtful notes receivable. During the three months ended June 30, 2003, the debt was settled by the return of and canceling of 2,429,157 common stock shares owned by Mr. Gatchell. The reduction of the reserve account is shown as other income on the statement of operations.

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

RESULTS OF OPERATIONS

INCOME STATEMENT

For the three month period ended June 30, 2003, the Company experienced a loss of $641,495 as compared to a gain of $219,433 for the comparable period of 2002. The gain for the three months ended June 30, 2002 included revenue from the sale of 2826 Elm St., Inc. of $324,729. The loss from normal operations in the three months ended June 30, 2003 was compounded by the loss realized on the sale of the Haltom City facility of $210,930 (see Footnote 5: Sale of Assets). Revenue decreased from $479,710 in the three month period ended June 30, 2002 to $154,645 in the three month period ended June 30, 2003.

BALANCE SHEET

Total assets decreased from $3,747,346 to $1,564,309 respectively in the second quarter of 2002 and 2003. This reflects management's efforts to collect receiveables and reduce inventory stocks. The decrease also reflects the sale of the Haltom City facility which occurred in the 2nd quarter of 2003 and the 2002 year-end write off and reserving of notes and accounts receiveables and licenses deemed uncollectible or unuseful. Accounts receiveable decreased $421,409 or 88% from $477,492 on June 30, 2002 to $56,083 on June 30, 2003. Inventory decreased $398,444 or 46% from $857,061 to $458,617 during the same respective periods.

Total Liabilities were reduced from $1,498,064 on June 30, 2002 to $1,128,294 on June 30 2003. Notes payable decreased $449,247 or 83% from $540,866 to $91,619 for the respective periods primarily due to payoff from proceeds of the sale of the Haltom City facility.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS UNTO A VOTE OF SECURITY MATTERS

None.

ITEM 5.  OTHER INFORMATION

On April 21, 2003 a Form 8-K was submitted to the Securities and Exchange Commission reporting the removal of Fred Rausch and Dave Gregor as Directors of the corporation.

On June 18, 2003 a Form 8-K was submitted to the Securities and Exchange Commission to clarify and accounting matter.

On June 25, 2003 a Form S-8 was submitted to the Securities and Exchange Commission registering 5,000,000 shares of stock to be issued to a consultant.

ITEM 6(A). EXHIBITS

Exhibit #     Description

   99.1       Certification-CEO
   99.2       Certification-CFO

ITEM 6(B) REPORTS ON FORM 8-k.

Subsequent to the quarter end on August 7, 2003 a Form 8-K was submitted to the Securities and Exchange Commission reporting the change of address for the executive offices.

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



                         21ST CENTURY TECHNOLOGIES, INC.
                         _______________________________
                                  (Registrant)



Date  8/19/03            /s/  ARLAND D. DUNN
      _______            _________________________________

                         Arland D. Dunn
                         Chief Executive Officer/President



Date  8/19/03            /s/  ALVIN L. DAHL
      _______            _________________________________
                         Alvin L. Dahl
                         Chief Financial Officer