Form 10QSB
period 2003-09-30
21ST CENTURY TECHNOLOGIES INC
filed 2003-11-14
CIK 1090870

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 270,906,053 as of November 3, 2003.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                            TURNER, STONE & COMPANY
                          Certified Public Accountants
                   A Registered Limited Liability Partnership
                       12700 Park Central Dr., Suite 1400
                              Dallas, Texas 75251
                            Telephone (972) 239-1660
                            Facsimile (972) 239-1665


           Member                                           Member
       Texas Society                                American Institute of
Certified Public Accountants                     Certified Public Accountants
                                                           and its
                                              Private Companies Practice Section
                                                     SEC Practice Section



                        INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Stockholders
21st Century Technologies, Inc.
    and subsidiaries
Las Vegas, Nevada


We have reviewed the accompanying consolidated balance sheet of 21st Century Technologies, Inc. and subsidiaries as of September 30, 2003, the related consolidated statements of operations for the nine months and three months then ended and the related consolidated statement of cash flows for the nine months then ended. These consolidated financial statements are the responsibility of the Company's management.

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


/s/ TURNER, STONE & COMPANY, L.L.P.


Certified Public Accountants
Dallas, Texas
November 13, 2003



                21ST CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                      SEPT 30, 2003     SEPT 30, 2002
                                                      _____________     _____________

ASSETS

CURRENT ASSETS:
         Cash and cash equivalents                    $    875,884      $     83,330
         Accounts Receivable, Net                           75,169           347,686
         Stock Subscription Receivable                     673,522                 0
         Inventories                                       525,832           537,547
         Prepaid Expenses                                   32,752                 0
         Advances to Stockholders                           77,418           208,593
                                                      ____________      ____________
Total Current Assets                                     2,260,577         1,177,156

Property, Plant, and Equipment, Net                        121,706         1,386,781

Other Assets, Net                                          497,758           744,362
                                                      ____________      ____________
Total Assets                                          $  2,880,041      $  3,308,299
                                                      ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts Payable-trade                       $    128,269      $    116,385
         Accounts Payable-other                            456,604           458,991
                                                      ____________      ____________
Total Current Liabilities                                  584,873           573,376

OTHER LIABILITIES:
         Notes Payable-Stockholder                         505,853           315,017
         Notes Payable                                     236,540           368,433
                                                      ____________      ____________
Total Other Liabilities                                    742,393           683,450
                                                      ____________      ____________

TOTAL LIABILITIES:                                       1,327,266         1,258,826
MINORITY INTEREST-MMC                                            0             3,158
STOCKHOLDERS' EQUITY:
         Preferred Stock, issued and
         Outstanding:  Series B--1,200,000 shares
         and 0 shares;  Series C--15,000,000
         shares and 0 at $.001 par value
         at Sept 30, 2003 and 2002                          16,200                 0
         Common Stock, issued
              233,220,101 and 1,999,271 and
         outstanding shares at $.001 par value
         at Sept 30, 2003 and 2002                         233,220             1,999
         Paid-in Capital                                16,377,018        13,917,368
         Retained Earnings (Deficit)                   (15,073,663)      (11,493,608)
         Treasury Stock                                          0          (376,444)
         Stock Subsriptions                                      0            (3,000)
                                                      ____________      ____________
         Total Stockholders' Equity                      1,552,775         2,046,315
                                                      ____________      ____________
         Total Liabilities
         and Stockholders' Equity                     $  2,880,041      $  3,308,299
                                                      ===========       ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                21ST CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                       3 MOS. ENDED      3 MOS. ENDED      9 MOS. ENDED      9 MOS. ENDED
                                       SEPT 30, 2003     SEPT 30, 2002     SEPT 30, 2003     SEPT 30, 2002
                                       _____________     _____________     _____________     _____________
NET SALES

Innovative Weaponry                      $ 119,806         $ 218,826        $   390,779       $ 1,147,087
Club 2826                                        *                 0                  *           250,312
Hallmark                                         *                 0                  *            19,645
Trident                                     20,321            95,905             76,271           106,155
                                         _________         _________        ___________      ____________

TOTAL NET SALES                            140,127           314,731            467,050         1,523,199

Cost of Sales                              106,251           116,087            364,084           682,733
                                         _________         _________        ___________      ____________
Gross Profit                                33,876           198,644            102,966           840,466

General and administrative expenses        541,700            85,664          1,046,873           378,066

Advertising & Selling                       24,325            31,165             70,314            91,804

Compensation Costs                         118,391           115,359            303,932           314,761

Depreciation and Amortization               52,110            63,898            163,076           216,025
                                         _________         _________        ___________      ____________

Net Income (Loss)                         (702,650)          (97,442)        (1,481,229)         (160,190)

Other Income                                     0                 0            112,590                 0

Gain (Loss) on Sale of Assets                    0               128           (210,930)          324,867

Recapitalization Expense                         0          (130,995)                 0          (130,995)

Interest Expense                             3,975                 0             35,958                 0

Estimated Income Taxes                           0                 0                  0                 0
                                         _________         _________        ___________      ____________

NET INCOME (LOSS)                        $(706,625)        $(228,309)       $(1,615,527)     $     33,682
                                         =========         =========        ===========      ============

EARNINGS (LOSS) PER COMMON SHARE:
         Basic & Diluted                 $   (0.00)        $   (0.00)       $     (0.00)     $      (0.00)

* no longer active subsidiaries

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                         21st CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


                                                                            2003                2002
                                                                         ___________         ___________

Cash flows from operating activities:

Net income (loss)                                                         (1,615,527)             33,682

Adjustments to reconcile net loss to net cash
       used in operating activities:
             Depreciation                                                     90,233             107,616
             Amortization                                                     66,444             108,409
             Common stock issued for services                                341,988              37,500
             Gain on disposition of assets                                                     (324,867)

Changes in operating assets and liabilities
             Accounts receivable, trade                                       68,255              38,219
             Inventories                                                      35,864             286,665
             Prepaid expenses                                                 94,698              25,093
             Other assets                                                      7,586            (294,642)
             Accounts payable, trade                                         (16,643)           (708,010)
             Accrued expenses                                               (323,929)            460,219
                                                                         ___________         ___________
                                                                             364,496            (263,798)
                                                                         ___________         ___________

                     Cash provided by (used in) operations                (1,251,031)           (230,116)
                                                                         ___________         ___________

Cash flows from investing activities:

             Purchase of property and equipment                                    -
             Proceeds from sale of assets                                    750,000             123,123
             Repayment of stockholder advances                                 3,375              (4,031)
             Advances to stockholders                                        (85,377)                  -
                                                                         ___________         ___________

                     Cash provided by (used in) investing activities         667,998             119,092
                                                                         ___________         ___________

Cash flows from financing activities:

             Proceeds from notes payable                                     144,921             200,000
             Repayment of notes payable                                       (6,566)           (256,702)
             Advances from stockholders                                      443,886             214,917
             Repayment of stockholder advances                              (231,238)                  -
             Issuance of common stock                                      1,107,914              28,918
                                                                         ___________         ___________

                     Cash provided by financing activities                 1,458,917             187,133
                                                                         ___________         ___________

Net increase (decrease) in cash                                              875,884              76,109

Cash at beginning of period                                                        -               7,221
                                                                         ___________         ___________

Cash at end of period                                                        875,884              83,330
                                                                        ============         ===========


 The accompanying notes are an integral part of the consolidated financial statements.


          21ST CENTURY TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THREE MONTHS AND NINE MONTHSENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)


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

D.  INVENTORY:

Inventory consists of raw materials used in the manufacture of firearm and magnetic products and finished goods for resale. Inventory is carried at the lower of cost or market value, using the first-in, first-out method (FIFO).

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

H.  ASSET IMPAIRMENT:

The Company adopted the provisions of SFAS 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, in its financial statements for the year ended December 31, 1995. The Company prepares an undiscounted estimate of future cash flows for each long-lived asset (excluding production equipment) on an annual basis. If the carrying value of the asset exceeds undiscounted future cash flows expected to be produced by the asset, the Company recognizes an impairment loss. The Company measures the amount of the impairment loss as the amount by which the carrying value of the asset exceeds its fair value. The Subsidiary Bankruptcy Excess Reorganization Value is evaluated annually for events or conditions which would indicate impairment. Management estimates cash flows which can be expected for continuing to use the asset and then compares these estimated cash flows to the asset's carrying amount. If the estimated cash flows resulting from continuing to use the asset exceed the carrying amount of the asset, an impairment adjustment is not necessary. There has been no effect as of December 31, 2002 of adopting SFAS 121.

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

During the year ended December 31, 2002, the Company determined the license was no longer cost beneficial and stopped paying its royalty and annual maintenance fees causing the license to expire. As a result, the Company charged to continuing operations in the year ended December 31, 2002, the unamortized carrying value of the license totalling $49,160.

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



NOTE 3: STOCKHOLDERS' EQUITY

The total number of all classes of authorized capital stock as of September 30, 2003 is 350,000,000 shares, 300,000,000 of which are Common Stock, $0.001 par value per share and 50,000,000 are Preferred Stock, $0.001 par value per share.. As of September 30, 2003, there are 233,220,101 shares of common stock issued and outstanding and 1,200,000 shares of Series B Preferred Stock and 15,000,000 shares of Series C Preferred Stock issued and outstanding. (See Footnote 14:
Subsequent Events)

NOTE 4:  EARNINGS (LOSS) PER COMMON SHARE

Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during 2003. There were no common stock equivalents outstanding during 2003. SFAS No. 128, EARNINGS PER SHARE applies to entities with publicly held common stock and establishes standards for computing and presenting earnings per share (EPS). Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.


                                              FOR THE QUARTER ENDED SEPTEMBER 30, 2003
                                             ___________________________________________
                                               INCOME           SHARES         PER-SHARE
                                             (NUMERATOR)     (DENOMINATOR)      AMOUNT
                                             ___________     _____________     _________

Income                                        $(706,625)

BASIC EPS
Income available to Common Stockholders        (706,625)      233,220,101        $0.00

EFFECT OF DILUTIVE SECURITIES                        NA

DILUTED EPS

Income available to common  stockholders
    plus assumed conversions                  $(706,625)      233,220,101       $0.00
                                              ==========      ===========       ====



NOTE 5:  INCOME TAXES

At December 31, 2002, the Company has available net operating loss carryforwards of approximately $13,000,000 for federal income tax purposes that begin to expire in 2008. The federal carryforwards resulted from losses generated in prior years and have created a deferred tax asset of $4,432,891. It is believed to be "more likely than not" that taxable income in the periods prior to the expiration of the deferred tax assets will not be sufficient for the deferred tax assets to be recognized; therefore, a valuation allowance of $4,432,891 has been recognized to offset the deferred tax assets. There are no deferred tax liabilities. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

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

The carrying amounts of the Company's financial instruments at December 31, 2002 and 2001 represent fair value.

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


NOTE 9:  SALE OF ASSETS

In June, 2003, the Company completed the sale of the building located in Haltom City, Texas for a net loss of $293,058.

NOTE 10: STOCK SUBSCRIPTION RECEIVABLE

On September 26, 2003, the Company sold 10,000,000 shares of its common stock for $673,522.00. The proceeds of this transaction was not received by the Company until October 22, 2003. Since these proceeds were received in full prior to the issuance of the current 10QSB, the receivable has been shown as a current asset rather than as a reduction of stockholders' equity.

NOTE 11:  TREASURY STOCK

During the fourth  quarter of 2002, the Company  determined  that the promissory note in the amount of $112,590.43 due form Mike Gatchell, a former officer of Trident, was doubtful as to collectibility. Therefore, an amount equal to the amount of the note was transferred to a reserve for doubtful notes receivable. During this quarter, the debt was settled by cancelling 2,429,157 common shares owned by Mr. Gatchell. This is reflected on the balance sheet as Treasury Stock and by a reduction in the reserve account. The reduction of the reserve account is shown as other income on the statement of operations.

NOTE 12:  BUSINESS DEVELOPMENT COMPANY

In September  of 2003,  the Company  completed  the filings to become a Business
Development Company ("BDC") in accordance with Securities and Exchange Commission rules and guidelines. The Company will now be regulated pursuant to the provisions of section 54(a) of the Investment Company Act of 1940 and will be subject to the provisions of sections 55 through 65 of the Act. Under the act, 70 % of all new investment falls to the subsidiaries or acquisitions.

NOTE 13:  INVESTMENT BANKING RELATIONSHIP

During the third quarter of 2003, the Company entered into an investment banking relationship with Compass Capital Group for the purpose of raising capital and pursuing an agressive acquisition and intergration strategy. The Company received a commitment from Compass Capital Group to provide $5,000,000.00 in additional capital. Through November 14, 2003, $3,000,000.00 of the commitment had been received by the Company.

On November 13, 2003, Compass Capital Group entered into a restricted stock purchase agreement for up to $2,500,000 in additional funding through the purchase of 10,000,000 shares at $0.25 per share. Compass Capital Group will be appointing a board member to the 21st Century Technologies investment committee.

NOTE 14:  SUBSEQUENT EVENTS

An amendment to the Articles of Incorporation was filed to be effective November 11, 2003 which increased authorized capital to 800,000,000 shares consisting of 750,000,000 shares of common stock, $.001 par value and 50,000,000 shares of preferred stock, $.001 par value per share.

The Company agreed to acquire Credit Card Financial Corporation ("CCFC"). "CCFC" will engage in the business of buying and selling consumer credit card debt. Closing of the transaction is scheduled for the fourth quarter of 2003.

On November 13, 2003, 21st Century Technologies, Inc. and Compass Capital Group of New York City entered into a restricted stock purchase agreement for up to $2.5 million dollars in additional financing. The agreement calls for Compass Capital to purchase 10,000,000 shares of restricted stock at a fixed price of $0.25 per share. Compass Capital will have no registration rights to these shares. Compass Capital will be appointing a board member to the 21st Century Technologies investment committee, to oversee the investment and to bring new acquisitions to the company.

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The information set forth below should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I
- Item I of this Quarterly Report and the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, which contains the audited consolidated financial statements and notes thereto for the year ended December 31, 2002 and 2001 and the Management's Discussion and Analysis of Financial Condition and Results of Operations for those respective periods.

THIS QUARTERLY REPORT OF FORM 10-QSB AND THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE CONTAIN FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITAGATION REFORM ACT OF 1995. IN SOME CASES, FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF SUCH WORDS AS "ANTICIPATES", "EXPECTS", "INTENDS", "PLANS", "BELIEVES", "SEEKS", "ESTIMATES", VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS, PARTICULARLY STATEMENTS REFERENCING OUR ANNUAL AND QUARTERLY REVENUE EXPECTATIONS FOR FISCAL 2003. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY'S INDUSTRY, MANAGEMENT BELIEFS AND CERTAIN ASSUMPTIONS MADE BY 21ST CENTURY TECHNOLOGIES, INC. MANAGEMENT. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. UNLESS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. HOWEVER, READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS SET FORTH IN OTHER REPORTS AND DOCUMENTS THAT WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, PARTICULARLY THE ANNUAL REPORTS ON FORM 10-KSB, QUARTERLY REPORTS ON FORM 10-QSB AND ANY CURRENT REPORTS ON FORM 8-K.

DESCRIPTION OF SUBSIDIARIES.

The Company had 7 wholly owned subsidiaries at the end of the third quarter of 2003. The three subsidiaries with active operations include:

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

Innovative Weaponry night sight products are sold under the name "PT Night Sights"(TM), a federally-trademark protected name. Available in a variety of colors, the product consists basically of a 3-dot night sight using the radioactive isotope tritium encapsulated in phosphor-lined glass. Beta particles emitted by the tritium excites the phosphors, causing a substantial glow,providing sight pictures in low light and no light situations. Innovative Weaponry has also designed and manufactured some prototype sights using fiber optic material, utilizing ultra-violet rays and transmits them through the glass fibers, giving the shooter a phenomenal daytime sight picture.

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

RESULTS OF OPERATIONS

INCOME STATEMENT

For the three month period ended September 30, 2003, the Company experienced a loss of $706,625 as compared to a loss of $228,309 for the comparable period of 2002. Revenue decreased from $314,731 in the three month period ended September 30, 2002 to $140,127 in the three month period ended September 30, 2003.



BALANCE SHEET

Total Assets decreased from $3,308,299 to $2,880,041 respectively in the second quarter of 2002 and 2003. The decrease reflects the sale of the Haltom City facility which occured in the second quarter of 2003 and the 2002 year-end write off and reserving of notes and accounts receivables and licenses deemed uncollectible or unuseful. Accounts receivable decreased $272,517 or 78% from 347,686 on September 30, 2002 to $75,169 on September 30, 2003. Inventory decreased $11,715 or 2% from $537,547 to $525,832 during the resppective periods.

Total liabilities increased from $1,258,826 on September 30, 2002 to $1,327,266 on September 30, 2003. Accounts payable-trade increased from $116,385 on September 30, 2002 to $128,269 on September 30, 2003. Notes payable increased from $683,450 on September 30, 2002 to $742,393 on September 30, 2003. The decrease in the second quarter of 2003 was offset by additional funds advanced by stockholders to fund ongoing operations.

Stockholders equity decreased $493,540 from $2,046,315 on September 30, 2002 to $1,552,775 on September 30, 2003. This is represented by the operating loss for year-end 2002, the current year's net operating loss and the third quarter capital raised which increased the stockholder's equity from $436,015 on June 30, 2003 to $1,5552,775 on September 30, 2003.




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

ITEM 3.  CONTROLS AND PROCEDURES.

(a)EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Within the 90 days prior to the filing of this Quarterly Report on Form 10-QSB (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of its managment, including its Chief Executive Officer and its Chief Finacial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as difined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act). Based on that evaluation, the Company's Cheif Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that material information required to be disclosed by it in the reports that it files of submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. It should be noted, however, that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succed in achieving its stated goals under all potential future conditions, regardless of how remote.

(B) CHANGES IN INTERNAL CONTROLS. The Company evaluates its internal controls for financial reporting purposes on a regular basis. Based on the results of these evaluations, the Company considers what revisions, improvements and/or corrective actions are necessary in order to ensure that its internal controls are effective. The Company has not made any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their last evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.


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

2) Bike Doctor - In the year 2000 21st Century agreed to purchase the assets of Bike Doctor, a manufacturer of bicycle tire sealant, for $150,000. 21st Century made an initial payment of $5000.00 but failed to pay the balance and has now indicated that it does not intend to go through with the deal. Suit was subsequently filed in March 2002 in U.S. District Court for the State of California, Central Division, Cause No. CV-0201927 for the balance of the contract amount ($145,000.00) and punitive damages. Plaintiff recently received a partial summary judgement in the amount of $148,000.00. Final judgement has not been entered and the Company is filing an appeal.

ITEM  2:  CHANGES IN SECURITES AND USE OF PROCEEDS

None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS

None

ITEM 5:  OTHER INFORMATION

In September of 2003, the Company completed the filings to become a Business Development Company in accordance with Securites and Exchange Commission rules and Guidelines. The Company will now be regulated pursuant to the provisions of section 54(a) of the Investment Company Act of 1940 and will be subject to provisions of section 55 through 65 of the Act.

An amendment to the Articles of Incorporation was filed to be effective November 11, 2003 which increased authorized capital to 800,000,000 shares consisting of 750,000,000 of common stockl, $.001 par value and 50,000,000 of preferred stock, $.001 par value.

The Company agreed to acquire Credit Card Financial Corporation as a wholly owned subsidiary. Closing of the transaction is expected to occur during the fourth quarter of 2003.


ITEM 6(a):  EXHIBITS

Exhibit #     Description

   31.1       Section 302 Certification - CEO
   31.2       Section 302 Certification - CFO
   32.1       Section 906 Certification - CEO
   32.2       Section 906 Certification - CFO


ITEM 6 (b):  REPORTS ON FORM 8-K

August 11, 2003 -- 8-K -- Relocation of Office to Las Vegas,  NV
August 26, 2003 -- S-8 -- Registration of 12,000,000 shares of common stock August 27, 2003 -- N-54A--Notification of Election as a Business Development Co. August 28, 2003 -- 1-E -- Regulation E notification
September 3, 2003 -- 8-K --  Resignation  of Kevin Romney as a Director and
                             election of James B. Terrell, Shane Traveller and Christian Crespo as Directors.

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



                          21ST CENTURY TECHNOLOGIES, INC.
                          _______________________________
                                   (Registrant)



Date  11/14/03            /s/  ARLAND D. DUNN
      ________            _________________________________

                               Arland D. Dunn
                               Chief Executive Officer/President



Date  11/14/03            /s/  ALVIN L. DAHL
      ________            _________________________________
                               Alvin L. Dahl
                               Chief Financial Officer