Form 10-K
period 2003-12-31
21ST CENTURY TECHNOLOGIES INC
filed 2004-03-30
CIK 1090870

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003
                   ___________________________________________

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


               2700 W. Sahara Blvd., Suite 440, Las Vegas, NV 89102
        ________________________________________________________________
               (Address of principal executive offices) (Zip Code)


Issuer's telephone number (702) 248-1588
                          ______________


Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

                      $0.001 PAR VALUE COMMON VOTING STOCK
________________________________________________________________________________
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to ITEM 405 OF REGULATION S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State issuer's  revenues for its most recent fiscal year.
    $2,243,635
-----------------------------------

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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 493,100,811 ISSUED COMMON SHARES AS OF March 29, 2004.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                NOT APPLICABLE.

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

                                     PART I

ITEM 1.

BUSINESS

GENERAL

As a business development company, we provide long-term debt and equity investment capital to support the expansion of companies in a variety of industries. We generally invest in illiquid securities through privately negotiated transactions. We generally invest in private small to middle market companies though, from time to time, we may invest in public companies that lack access to public capital or whose securities may not be marginable. Today, our investment and lending activity is generally focused in private finance.




Our investment portfolio consists primarily of secured loans with or without equity features, equity investments in companies, which may or may not constitute a controlling equity interest, preferred shares in collateralized debt obligations, and commercial mortgage loans. At December 31, 2003, our investment portfolio totaled $10,439,075 at fair value. Our investment objective is to achieve current income and capital gains.

CORPORATE HISTORY

21st Century Technologies, Inc. ("the Company") is a Nevada corporation. The Company merged into a "public shell" (formerly First National Holding Corporation) after acquiring certain assets of Innovative Weaponry, Inc., a debtor in bankruptcy, and commenced trading on June 1, 1995. The name of the Company was changed from Innovative Weaponry, Inc. to 21st Century Technologies, Inc. on September 25, 1995. Effective October 1, 2003, the Company converted to a Business Development Company under the Investment Company Act of 1940.

PORTFOLIO INVESTMENTS

The Company had investments in nine controlled (portfolio) corporations at the end of the reporting fiscal year:

1. INNOVATIVE WEAPONRY INC.

Innovative Weaponry is a manufacturer of night sights utilizing tritium, a radioactive isotope of hydrogen. Products are available to both public entities and private gun owners. Encapsulated in phosphor-lined glass sight inserts, the tritium causes the phosphors to glow, making the sights useful in low-light and no-light conditions. The Innovative Weaponry products feature multi-color tritium sights with the front sight brighter than the rear sight thereby enhancing low light sighting. Innovative Weaponry products have been sold to original equipment manufacturers, members of the United States military (including Navy Seal Teams, United States Customs, Drug Enforcement agencies, Fish and Game departments, and numerous state and local police departments nationwide).

Innovative Weaponry sells under the federal trade mark protected name "PT Night Sights (TM) a multi-color 3-dot night sight using the radioactive isotope tritium in encapsulated form to provide light in low light and no light situations. Innovative Weaponry's domestic competition is: (1) Trijicon (2) Meprolight (3) Trilux. (4) Truglo. Each of these companies is private and no public sales figures are available.


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

5. TRADE PARTNERS INTERNATIONAL, INC.

Trade Partners International, Inc. ("Trade Partners") did not engage in business activities during the year 2003.

6.  HALLMARK HUMAN RESOURCES, INC.

Hallmark Human Resources, Inc. ("Hallmark"), a wholly owned subsidiary of the Company, did not engage in business during the year 2003.

7.  MINIATURE MACHINE CORPORATION, INC.

In March 2001, the Company acquired the stock of Miniature Machine Corporation, Inc. {"MMC"}, a manufacturer and distributor of gun sights. The primary difference between the products is that Innovative Weaponry markets fixed sights, while MMC sights are adjustable. The subject of precision machining, the open sights offered by MMC are favorites of gun enthusiasts and serious hobbyists. The manufacture and sale of MMC sights has been integrated smoothly into the manufacture and sale of PT Night Sights offered by Innovative Weaponry, Inc. MMC has subsequently been merged into IWI.

8. U.S. OPTICS TECHNOLOGIES, INC.

This Company had no business activity during 2003.

9.   PARAMOUNT MULTISERVICES, INC.

Paramount was acquired at year-end 2003 from an investment group in which a former member of the Board of Directors and current General Manager of operations had an ownership interest. The Company acquired 100% ownership of this company in an exchange of common stock and changed the name to Paramount MultiServices, Inc. Paramount was valued by an independent business valuation consultant. The Company exchanged a non-interest bearing note which will be paid over 3 years with common stock.

Paramount has facilities located in Alliance, Nebraska; Corpus Christi, Texas; and Duncanville, Texas and currently employs approximately 125 people in positions with administrative, management, and telemarketing responsibilities. Approximately 65% of Paramount's business relates to outbound telemarketing calls, and the remaining 35% of sales relate to inbound calls. Outbound telemarketing calls relate to attempts by financial services companies to sell add-on services to existing customers. Inbound calls primarily relate to service requests for insurance companies.

10.     PRIZEWISE, INC.

PrizeWise is an online trading platform in which anyone can post and sell anything of value, like eBay. Unlike eBay, items on PrizeWise are raffled off rather than auctioned off. The seller sets the raffle price and PrizeWise takes 17% commission on the total sale. Buyers chance winning items for nearly nothing, and sellers get higher sale prices. Instead of simple selling raffle tickets for a dollar a piece, PrizeWise sells coupons to which the raffle tickets are incidental, and which PrizeWise actually gets paid to distribute. It is anticipated that the trading platform will be live during the second quarter of 2004.

RESEARCH AND DEVELOPMENT.

The Company currently has no research and development group. Periodically, our portfolio companies make refinements to their products on a line production basis. AVAILABLE INFORMATION Our Internet address is www.21stcenturytechnologies.com. We are in process of making available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on our website to be part of this annual report on Form 10-K. Additionally, there will be a copy of our Corporate Code of Ethics posted on the web site.

PRIVATE FINANCE

We participate in the private equity business by providing privately negotiated long-term debt and equity investment capital. Our private finance investment activity is generally focused on providing capital in the form of debt with or without equity features, such as warrants or options, often referred to as mezzanine financing. In certain situations, we may also take a controlling equity position in a company. Our private financing is generally used to fund growth, buyouts, acquisitions, recapitalizations, note purchases, and bridge financings. We generally invest in private companies though, from time to time, we may invest in public companies that lack access to public capital or whose securities may not be marginable.

At December 31, 2003, 16.2% of the private finance portfolio consisted of loans and debt securities, 61.6% consisted of equity securities and 22.2% consisted of investments in and advances to controlled companies.. Our private finance portfolio includes investments in a wide variety of industries, including homeland security products, business services, financial services, light industrial products, retail, internet activities, and firearms and homeland security related products.

We fund new investments using cash, through the issuance of our common equity, the reinvestment of previously accrued interest and dividends in debt or equity securities, or the current reinvestment of interest and dividend income through the receipt of a debt or equity security (payment-in-kind income). From time to time, we may also opt to reinvest accrued interest receivable in a new debt or equity security, in lieu of receiving such interest in cash and providing a subsequent investment. When we acquire a controlling interest in a company, we may have the opportunity to acquire the company's equity with our common stock. The issuance of our stock as consideration may provide us with the benefit of raising equity without having to access the public markets in an underwritten offering, including the added benefit of the elimination of any underwriter commissions.

As a business development company, we are required to make significant managerial assistance available to the companies in our investment portfolio. In addition to the interest and dividends received from our private finance investments, we will often generate additional fee income for the structuring, diligence, transaction and management services and guarantees we provide to our portfolio companies.

There is no one methodology to determine enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which we derive a single estimate of enterprise value. To determine the enterprise value of a portfolio company, we analyze its historical and projected financial results. We generally require portfolio companies to provide annual audited and monthly unaudited financial statements, as well as annual projections for the upcoming fiscal year. Typically in the private equity business, companies are bought and sold based upon multiples of EBITDA, cash flow, net income, revenues or, in limited instances, book value. The private equity industry uses financial measures such as EBITDA or EBITDAM (Earnings Before Interest, Taxes, Depreciation, Amortization and, in some instances, Management fees) in order to assess a portfolio company's financial performance and to value a portfolio company. EBITDA and EBITDAM are not intended to represent cash flow from operations as defined by accounting principles generally accepted in the United States of America and such information should not be considered as an alternative to net income, cash flow from operations, or any other measure of performance prescribed by accounting principles generally accepted in the United States of America. When using EBITDA to determine enterprise value, we may adjust EBITDA for non-recurring items. Such adjustments are intended to normalize EBITDA to reflect the portfolio company's earnings power. Adjustments to EBITDA may include compensation to previous owners, acquisition, recapitalization, or restructuring related items or one-time non-recurring income or expense items.

In determining a multiple to use for valuation purposes, we look to private merger and acquisition statistics, discounted public trading multiples or industry practices. In estimating a reasonable multiple, we consider not only the fact that our portfolio company may be a private company relative to a peer group of public comparables, but we also consider the size and scope of our portfolio company and its specific strengths and weaknesses. In some cases, the best valuation methodology may be a discounted cash flow analysis based on future projections. If a portfolio company is distressed, a liquidation analysis may provide the best indication of enterprise value.

If there is adequate enterprise value to support the repayment of our debt, the fair value of our loan or debt security normally corresponds to cost unless the borrower's condition or other factors lead to a determination of fair value at a different amount. The fair value of equity interests in portfolio companies are determined based on various factors, including the enterprise value remaining for equity holders after the repayment of the portfolio company's debt and other pertinent factors such as recent offers to purchase a portfolio company's equity interest or other potential liquidity events. The determined equity values are generally discounted when we have a minority position, restrictions on resale, specific concerns about the receptivity of the capital markets to a specific company at a certain time, or other factors.

VALUATION PROCESS.

Upon conversion to a business development company, we employed independent business valuation experts to value our portfolio companies, (formerly wholly owned subsidiaries), inactive shell corporations, significant acquisitions, (Paramount MultiServices, Inc.) and certain portfolio investments(HCIA Preferred Stock). The portfolio companies were valued effective September 30, 2003 and December 31, 2003. Acquisitions and portfolio investments were valued as of December 31, 2003. The result of these evaluations is shown as unrealized appreciation (depreciation) on investments in the balance sheet and as cumulative effect of conversion to business development corporation on the statement of operations.

The following is a description of the steps we will take in future quarters to determine the value of our portfolio:

o Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment.

o Preliminary valuation conclusions are then discussed and documented in a valuation write-up and/ or worksheet and then discussed with our portfolio management team under the supervision of the Chief Financial Officer.

o The investment committee, consisting of our Independent Directors, meets to discuss valuations as preliminarily determined and documented by our investment professionals, questions the valuation data and conclusions, and arrives at an investment committee view of valuation.

o The investment committee provides comments on the preliminary valuation and the deal team and portfolio management team respond and supplement the documentation based upon those comments.

o The valuation documentation is updated and distributed to our board of directors and the audit committee of the board of directors.

o The audit committee meets in advance of the board of directors to discuss the valuations and supporting documentation.

o The board of directors meets to discuss valuations and review the input of the audit committee and management.

o To the extent changes or additional information is deemed necessary, a follow-up board meeting, executive committee meeting or audit committee meeting may take place.

o The board of directors determines the fair value of the portfolio in good faith.


CERTAIN GOVERNMENT REGULATIONS

We operate in a highly regulated environment. The following discussion generally summarizes certain government regulations.

BUSINESS DEVELOPMENT COMPANY. A business development company is defined and regulated by the 1940 Act. A business development company must be organized in the United States for the purpose of investing in or lending to primarily private companies and making managerial assistance available to them. A business development company may use capital provided by public shareholders and from other sources to invest in long-term, private investments in businesses. A business development company provides shareholders the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits, if any, of investing in primarily privately owned companies.

As a business development company, we may not acquire any asset other than "qualifying assets" unless, at the time we make the acquisition, the value of our qualifying assets represent at least 70% of the value of our total assets. The principal categories of qualifying assets relevant to our business are:

o Securities purchased in transactions not involving any public offering, the issuer of which is an eligible portfolio company;

o Securities received in exchange for or distributed with respect to securities described in the bullet above or pursuant to the exercise of options, warrants or rights relating to such securities; and

o Cash, cash items, government securities or high quality debt securities (within the meaning of the 1940 Act), maturing in one year or less from the time of investment.

An eligible portfolio company is generally a domestic company that is not an investment company (other than a small business investment company wholly owned by a business development company), and that:

o does not have a class of securities registered on an exchange or a class of securities with respect to which a broker may extend margin credit;

o is actively controlled by the business development company and has an affiliate of a business development company on its board of directors; or

o  meets such other criteria as may be established by the SEC.

Control under the 1940 Act is presumed to exist where a business development company beneficially owns more than 25% of the outstanding voting securities of the portfolio company.

To include certain securities described above as qualifying assets for the purpose of the 70% test, a business development company must make available to the issuer of those securities significant managerial assistance such as providing significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company or making loans to a portfolio company. We offer to provide managerial assistance to each of our portfolio companies.

As a business development company, we are entitled to issue senior securities in the form of stock or senior securities representing indebtedness, including debt securities and preferred stock, as long as each class of senior security has an asset coverage of at least 200% immediately after each such issuance.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC.

We are periodically examined by the SEC for compliance with the 1940 Act. As of the date of this filing we have not been examined by the SEC and have not been notified of a pending examination.

As with other companies regulated by the 1940 Act, a business development company must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to the Company or our shareholders arising from willful malfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office.

We maintain a code of ethics that establishes procedures for personal investment and restricts certain transactions by our personnel. Our code of ethics generally does not permit investment by our employees in securities that may be purchased or held by us. The code of ethics is filed as an exhibit to this 10K which will be on file at the SEC. You may read and copy the code of ethics at the SEC's Public Reference Room in Washington, D.C. You may obtain information on operations of the Public Reference Room by calling the SEC at (202) 942-8090. In addition, the code of ethics is available on the EDGAR Database on the SEC Internet site at http://www.sec.gov. You may obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing to the SEC's Public Reference Section, 450 5th Street, NW, Washington, D.C. 20549. Additionally, the code of ethics will be posted on our corporate website, www.21stcenturytechnologies.com.

As a business development company under the 1940 Act, we are entitled to provide loans to our employees in connection with the exercise of options. However, as a result of provisions of the Sarbanes-Oxley Act of 2002, we are prohibited from making new loans to, or materially modifying existing loans with, our executive officers in the future.

We may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company unless authorized by vote of a "majority of the outstanding voting securities," as defined in the 1940 Act, of our shares. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company's shares present at a meeting if more than 50% of the outstanding shares of such company are present and represented by proxy or (ii) more than 50% of the outstanding shares of such company. Since we made our business development company election, we have not made any substantial change in the nature of our business.

REGULATED INVESTMENT COMPANY STATUS. We have not elected to be taxed as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986.

COMPLIANCE WITH THE SARBANES-OXLEY ACT OF 2002 AND NYSE CORPORATE GOVERNANCE REGULATIONS. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

o Our chief executive officer and chief financial officer must now certify the accuracy of the financial statements contained in our periodic reports;

o Our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

o Our periodic reports must disclose whether there were significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

o We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

The Sarbanes-Oxley Act has required us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

RISK FACTORS

INVESTING IN 21ST CENTURY TECHNOLOGIES, INC. INVOLVES A NUMBER OF SIGNIFICANT RISKS RELATING TO OUR BUSINESS AND INVESTMENT OBJECTIVE. AS A RESULT, THERE CAN BE NO ASSURANCE THAT WE WILL ACHIEVE OUR INVESTMENT OBJECTIVE. IN ADDITION TO THE RISK FACTORS DESCRIBED BELOW, OTHER FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE:

o  GLOBAL ECONOMIC DOWNTURNS, COUPLED WITH WAR OR THE THREAT OF WAR;

o  RISK ASSOCIATED WITH POSSIBLE DISRUPTION IN OUR OPERATIONS DUE TO TERRORISM;

o  FUTURE REGULATORY ACTIONS AND CONDITIONS IN OUR OPERATING AREAS; AND

o OTHER RISKS AND UNCERTAINTIES AS MAY BE DETAILED FROM TIME TO TIME IN OUR PUBLIC ANNOUNCEMENTS AND SEC FILINGS.

INVESTING IN PRIVATE COMPANIES INVOLVES A HIGH DEGREE OF RISK. Our portfolio consists of primarily long-term loans to and investments in private companies. Investments in private businesses involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative. There is generally no publicly available information about the companies in which we invest, and we rely significantly on the diligence of our employees and agents to obtain information in connection with our investment decisions. In addition, some smaller businesses have narrower product lines and market shares than their competition, and may be more vulnerable to customer preferences, market conditions or economic downturns, which may adversely affect the return on, or the recovery of, our investment in such businesses.

OUR PORTFOLIO OF INVESTMENTS IS ILLIQUID. We generally acquire our investments directly from the issuer in privately negotiated transactions. The majority of the investments in our portfolio may be subject to restrictions on resale or otherwise have no established trading market. We typically exit our investments when the portfolio company has a liquidity event such as a sale, recapitalization, or initial public offering of the company. The illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments. In addition, if we were forced to immediately liquidate some or all of the investments in the portfolio, the proceeds of such liquidation would be significantly less than the current value of such investments.

Substantially all of our portfolio investments are recorded at fair value as determined in good faith by our board of directors and, as a result, there is uncertainty regarding the value of our portfolio investments. At December 31, 2003, approximately 97% of our total assets represented portfolio investments recorded at fair value. Pursuant to the requirements of the 1940 Act, we value substantially all of our investments at fair value as determined in good faith by our board of directors on a quarterly basis. Since there is typically no readily ascertainable market value for the investments in our portfolio, our board of directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process. Initial valuations as of September 30, 2003 and December 31, 2003, respectively, were provided by independent valuation specialists.

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses; we are instead required by the 1940 Act to specifically value each individual investment on a quarterly basis, and record unrealized depreciation for an investment that we believe has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the company does not currently support the cost of our debt or equity investment. Conversely, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value. Without a readily ascertainable market value and because of the inherent uncertainty of valuation, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

We adjust quarterly the valuation of our portfolio to reflect the board of directors' determination of the fair value of each investment in our portfolio. Any changes in estimated fair value are recorded in our statement of operations as "Net unrealized gains (losses)."

ECONOMIC RECESSIONS OR DOWNTURNS COULD IMPAIR OUR PORTFOLIO COMPANIES AND HARM OUR OPERATING RESULTS. Many of the companies in which we have made or will make investments may be susceptible to economic slowdowns or recessions. An economic slowdown may affect the ability of a company to engage in a liquidity event. Our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. These conditions could lead to financial losses in our portfolio and a decrease in our revenues, net income, and assets.

Our business of making private equity investments and positioning them for liquidity events also may be affected by current and future market conditions. The absence of an active senior lending environment may slow the amount of private equity investment activity generally. As a result, the pace of our investment activity may slow. In addition, significant changes in the capital markets could have an effect on the valuations of private companies and on the potential for liquidity events involving such companies. This could affect the amount and timing of gains realized on our investments.

OUR BORROWERS MAY DEFAULT ON THEIR PAYMENTS, WHICH MAY HAVE AN EFFECT ON OUR FINANCIAL PERFORMANCE. We make long-term unsecured, subordinated loans and invest in equity securities, which may involve a higher degree of repayment risk. We primarily invest in companies that may have limited financial resources and that may be unable to obtain financing from traditional sources. Numerous factors may affect a borrower's ability to repay its loan, including the failure to meet its business plan, a downturn in its industry, or negative economic conditions. Deterioration in a borrower's financial condition and prospects may be accompanied by deterioration in any related collateral.

OUR PRIVATE FINANCE INVESTMENTS MAY NOT PRODUCE CURRENT RETURNS OR CAPITAL GAINS. Private finance investments are typically structured as debt securities with a relatively high fixed rate of interest and with equity features such as conversion rights, warrants, or options. As a result, private finance investments are generally structured to generate interest income from the time they are made and may also produce a realized gain from an accompanying equity feature. We cannot be sure that our portfolio will generate a current return or capital gains.

WE MAY BORROW MONEY WHICH MAGNIFIES THE POTENTIAL FOR GAIN OR LOSS ON AMOUNTS INVESTED AND MAY INCREASE THE RISK OF INVESTING IN US. Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We can borrow from and issue senior debt securities to banks, insurance companies, and other lenders. Lenders of these senior securities would have fixed dollar claims on our consolidated assets that are superior to the claims of our common shareholders. If the value of our consolidated assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our consolidated assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our consolidated income in excess of consolidated interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our consolidated income would cause net income to decline more sharply than it would have had we not borrowed. At December 31, 2003, we had $1,959,267 of outstanding indebtedness, bearing a weighted average annual interest cost of 5%.

CHANGES IN INTEREST RATES MAY AFFECT OUR COST OF CAPITAL AND NET INVESTMENT INCOME. Because we can borrow money to make investments, our net investment income before net realized and unrealized gains or losses, or net investment income, can be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which would reduce our net investment income. We can use a combination of long-term and short-term borrowings and equity capital to finance our investing activities.

WE OPERATE IN A COMPETITIVE MARKET FOR INVESTMENT OPPORTUNITIES. We compete for investments with a large number of private equity funds and mezzanine funds, investment banks and other equity and non-equity based investment funds, and other sources of financing, including traditional financial services companies such as commercial banks. Some of our competitors have greater resources than we do. Increased competition would make it more difficult for us to purchase or originate investments at attractive prices. As a result of this competition, sometimes we may be precluded from making otherwise attractive investments.

WE DEPEND ON KEY PERSONNEL. We depend on the continued services of our executive officers and other key management personnel. If we were to lose any of these officers or other management personnel, such a loss could result in inefficiencies in our operations and lost business opportunities.

CHANGES IN THE LAW OR REGULATIONS THAT GOVERN US COULD HAVE A MATERIAL IMPACT ON US OR OUR OPERATIONS. We are regulated by the SEC. In addition, changes in the laws or regulations that govern business development companies, regulated investment companies, real estate investment trusts, and small business investment companies may significantly affect our business. Any change in the law or regulations that govern our business could have a material impact on us or our operations. Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations also are subject to change.

RESULTS MAY FLUCTUATE AND MAY NOT BE INDICATIVE OF FUTURE PERFORMANCE. Our operating results will fluctuate and, therefore, you should not rely on current or historical period results to be indicative of our performance in future reporting periods. Factors that could cause operating results to fluctuate include, among others, variations in the investment origination volume and fee income earned, variation in timing of prepayments, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets, and general economic conditions.

OUR COMMON STOCK PRICE MAY BE VOLATILE. The trading price of our common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include the following:

o  price and volume fluctuations in the overall stock market from time to time;

o significant volatility in the market price and trading volume of securities of business development companies or other financial services companies;

o changes in regulatory policies or tax guidelines with respect to business development companies or regulated investment companies;

o actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;

o  general economic conditions and trends;

o  loss of a major funding source; or

o  departures of key personnel.

ITEM 2. PROPERTIES

Our principal offices are located at 2700 W. Sahara, Suite 440 and 420, Las Vegas, NV. The office is equipped with an integrated network of computers for word processing, financial analysis, accounting and loan servicing. We believe our office space is suitable for our needs for the foreseeable future.

As of the close of the reporting period, the Company and its wholly owned non consolidated portfolio companies had approximately 155 employees.

Innovative Weaponry is in process of moving to new offices at 2900 S. Highland Dr., Suite 18B, Las Vegas, NV and Trident has production and sales offices located at 4011 C HWY 377 South, Fort Worth, TX 76116.

ITEM 3. LEGAL PROCEEDINGS

We may be a party to certain other lawsuits including legal proceedings incidental to the normal course of our business. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

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

On February 20, 2004, in Case No. 02-1927 RGK, in the United States District Court for the Central District of California, in a case styled Bike Doctor, a California Partnership -vs- 21st Century Technologies, Inc., Kenneth E. Wilson and Scott Sheppard, a judgment was entered against the Company for $145,000, together with interest and costs. The judgment arises out of a Motion for Summary Judgment filed by the Plaintiff. The Company has given notice of appeal to the 9th Circuit Court of Appeals. Counsel for the Company is reviewing the record to determine the efficacy of grounds for appeal.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

By affirmative vote of the majority of the outstanding voting rights, on February 20, 2003, the Company effected a 100 to 1 reverse split of its common stock and raised its authorized common shares to 300,000,000 shares with a par value of $.001 per share. On November 11, 2003, by affirmative vote of the majority of the outstanding voting rights, the Company amended its Articles of Incorporation to increase the number of authorized common shares to 750,000,000 with a par value of $.001 per share.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded over the counter and quoted on the OTC NASDAQ Electronic Bulletin Board under the Signal "TFCT." That symbol became effective after the accomplishment of the recapitalization on February 20, 2003. The following table represents the range of the high and low bid prices of the Company's stock for each fiscal quarter for the last two fiscal years ending December 31, 2003. Such quotations represent prices between dealers and may not include markups, markdowns, or commissions and may not necessarily represent actual transactions.

                                                               As Restated
                                                           ------------------
     Year        Quarter              High      Low         High       Low

     2002       First Quarter       .04        .02           4.00        2.00
                Second Quarter      .04        .02           4.00        2.00
                Third Quarter       .03        .01           3.00        1.00
                Fourth Quarter      .02        .01           2.00        1.00

     2003       First Quarter       .95        .01          95.00        1.00
                Second Quarter      .45        .03          45.00        3.00
                Third Quarter       .09        .01           9.00        1.00
                Fourth Quarter      .12        .04          12.00        4.00

Our market has traded sporadically and is often thinly traded with large changes in volume of shares traded on any particular day. Shareholders should consider the possibility of the loss of the entire value of their shares.

As of December 31, 2003 the authorized capital of the company is 750,000,000 shares of common voting stock par value $.001 per share and 50,000,000 shares of preferred stock. As of December 31, 2003 the Company has outstanding 437,173,162 shares of common stock and 17,200,000 shares of $.001 preferred stock.

Prior to restating for the 100:1 reverse stock split which was effective February 20, 2003, the Company had issued an outstanding capital of 120,831,994 shares of $.001 par value common voting stock and 79,095,106 preferred warrants outstanding at December 31, 2002.

After the recapitalization effective February 20, 2003, there were 300,000,000 shares of $.001 par value common stock authorized with 92,303,426 issued and outstanding.

On October 7, 2003, by vote of the majority voting interests, the Company increased its authorized common shares to 750,000,000 shares of $.001 par value common shares.

ITEM 6. SELECTED FINANCIAL DATA

         The selected financial data should be read in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and notes thereto. As discussed in Note A to the Financial Statements, we converted to a Business Development Company effective October 1, 2003. The results of operations for 2003 are divided into two periods, the "Post-Conversion as a Business Development Company" period and "Pre-Conversion prior to becoming a Business Development Company" period. Different accounting principles are used in the preparation of financial statements of a business development company under the Investment Company Act of 1940 and, as a result, the financial results for periods prior to October 1, 2003 are not comparable to the period commencing on October 1, 2003 and are not expected to be representative of our financial results in the future. As a result of the change, the financial results for periods prior to January 1, 2003 are not comparable to the period commencing on January 1, 2003 and are not expected to be representative of our financial results in the future.


Years Ended December 31                                  2003      2002               2001
                                                     ----------------------------------------
Total Investment Income                              $1,158,168           -0-             -0-
Net Change in unrealized appreciation                $  868,000           -0-             -0-
Cumulative Effect of conversion to BDC               $  232,996           -0-             -0-
Income (loss) from Operations                          $105,535  $(2,038,822)    $(5,189,510)
Per Share of Common Stock                                  0.00        (0.01)          (0.03)
At December 31:
         Total Assets                               $13,489,476   $2,534,637      $3,981,905
         Total Liabilities                          $ 2,005,224   $1,984,410      $1,567,252
         Stockholders' Equity                       $11,484,252   $  547,069      $2,411,495


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information contained in this section should be read in conjunction with the Selected Financial Data and our Financial Statements and notes thereto appearing elsewhere in this 10K. The 10K, including the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", and "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation (1) any future economic downturn could impair our customers' ability to repay our loans and increase our non-performing assets, (2) a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities, (3) interest rate volatility could adversely affect our results, (4) the risks associated with the possible disruption in the Company's operations due to terrorism and (5) the risks, uncertainties and other factors we identify from time to time in our filings with the Securities and Exchange Commission, including our Form 10-Ks, Form 10-Qs and Form 8-Ks. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be incorrect. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report.

                                    OVERVIEW

         21st Century Technologies, Inc is a financial services company providing financing and advisory services to small and medium-sized companies throughout the United States. Effective October 1, 2003, we converted to a Business Development Company under the Investment Company Act of 1940. Upon completion of this conversion, we became an internally managed, diversified, closed-end investment company. Prior to the conversion we were a diversified holding company.

         The results of operations for the year ended December 31, 2003 and the three-month period from October 1, 2003 through December 31, 2003 reflect our results as a business development company under the Investment Company Act of 1940. The three-month period from October 1, 2003 through December 31, 2003 includes a one-time conversion adjustment. The nine-month period from January 1, 2003 through September 30, 2003 reflects our results prior to operating as a business development company under the Investment Company Act of 1940. The principal difference between these two reporting periods relate to accounting for investments at fair value rather than cost; the fact that we no longer consolidate our wholly owned subsidiaries (Portfolio Companies). See Note A to our Financial Statements. In addition, certain prior year items have been reclassified to conform to the current year presentation as a business development company.

                              PORTFOLIO COMPOSITION

 Our primary business is lending to and investing in businesses, with subordinated debt and equity-based investments, including warrants and equity appreciation rights. The total portfolio value of investments in publicly traded and non-publicly traded securities was $10.4 million at fair value at December 31, 2003.

                                OPERATING INCOME

Operating income includes interest income on commercial loans, advisory and management fees, and other income. Interest income is comprised of commercial loan interest at contractual rates and upfront fees that are amortized into income over the life of the loan.

Income from operations before cumulative effect of accounting change for the 3 months ended December 31, 2003 was $1,776,585. Net income after cumulative effect of accounting change was $2,009,581. Operating income before cumulative effect of accounting change was $105,535 and after cumulative effect of accounting change was $337,531. Net Loss for the period ended September 30, 2003 was $1,671,050. Net losses for the years ended December 31, 2002 and 2001 respectively was $1,930,845 and $5,766,572, respectively.

                               OPERATING EXPENSES

Operating expenses include interest expense on borrowings, employee compensation and general and administrative expenses.

Operating expenses for the 3-months ended December 31, 2003 were $249,583 and $1,530,079 for the nine-months ended September 30, 2003 for a total annual cost of $1,779,662. This compares with operating expenses of $2,457,330 and $5,561,418 for the years ended December 31, 2002 and 2001 respectively. Cost containment, efficiencies of operations and discontinuing unprofitable operations are the primary factors making these decreases possible.

        RECONCILIATION OF NET OPERATING INCOME TO NET INCREASE (DECREASE)
                  IN STOCKHOLDER'S EQUITY FROM EARNINGS (LOSS)

Because we are a business development company, our investments are carried at fair value. (See discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview"). Realized gain for the year ended December 31, 2003 was $337,531. The net change in unrealized appreciation for the 3-months ended December 31, 2003 was $868,000 and the net change in unrealized depreciation on investments for the nine-months ended September 30, 2003 was $3,345,891. The appreciation occurred in investments made after conversion to a business development company and the depreciation is reflected by the accounting change to fair value of the formerly consolidated subsidiaries which are now recorded at fair value.

             CUMULATIVE EFFECT OF ACCOUNTING CHANGES (CONVERSION TO
                          BUSINESS DEVELOPMENT COMPANY)

         The results of operations for 2003 are divided into two periods. The nine-month period, representing the period January 1, 2003 through September 30, 2003, reflects the Company's results prior to operating as a business development company under the Investment Company Act of 1940, as amended. The three-month period ended December 31, 2003, reflects the Company's results as a business development company under the Investment Company Act of 1940, as amended. Accounting principles used in the preparation of the financial statements beginning October 1, 2003 are different than those of prior periods and, therefore, the financial position and results of operations of these periods are not directly comparable. The primary differences in accounting principles relate to the carrying value of investments--see corresponding sections below for further discussion.

         The cumulative effect adjustment for the three-month period ended December 31, 2003 reflects the effects of conversion to a business development company as follows:

                          CUMULATIVE EFFECT OF BUSINESS
                         DEVELOPMENT COMPANY CONVERSION
                         ------------------------------

Effect of recording equity investments at fair value          $     (4,213,891)
Adjustments for previously adjusted net assets                       4,570,444
Adjustment for previously consolidated net loss                       (123,557)
                                                              -----------------
                                                              $        232,996
                                                              =================

              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

CASH AND CASH EQUIVALENTS

         At December 31, 2003 and December 31, 2002, we had $1.8 million and $-0-, respectively, in cash and cash equivalents. We had investments in equity securities with fair value of $6,430,000 and $-0- at December 31, 2003 and December 31, 2002, respectively. Our objective is to maintain a low cash balance, while keeping sufficient cash on hand to cover current funding requirements and operations.


LIQUIDITY AND CAPITAL RESOURCES

         We expect our cash on hand and cash generated from operations, to be adequate to meet our cash needs at our current level of operations, including the next twelve months. We generally fund new originations using cash on hand, advances under our credit facilities and equity financings.

BORROWINGS

The Company's borrowings consist of a non-interest bearing purchase note payable incurred in the acquisition of Paramount MultiServices, Inc. and several installment and promissory notes, which bear interest at 6.0% to 10%, are unsecured and contain no restrictions.

The purchase note payable is payable in annual installments of either the Company's restricted common stock or cash through December 2006. Because the terms of the note did not provide for interest, the Company has discounted the carrying value of this note to its fair value using a discounted interest rate of 5%.

On September 27,2002, the Company issued a $200,000 convertible promissory note convertible into 1,200,000 shares of Series A Convertible Preferred Stock, when authorized and issued, with rights and preferences as the Company may determine, to Fredericks Partners, a California partnership. The note provided for interest at 10% and was due March 27, 2003. In addition, the note gave its holders 600,000,000 votes as "debt votes" awarded by the Board of Directors by resolution of September 27, 2002. The note provided that it may be converted at any time prior to payment. On February 20, 2003, Fredericks Partners exercised its conversion priviledge.

                          CRITICAL ACCOUNTING POLICIES

         The financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions.

INCOME RECOGNITION

         Interest on commercial loans is computed by methods that generally result in level rates of return on principal amounts outstanding. When a loan becomes 90 days or more past due, or if we otherwise do not expect the customer to be able to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. However, we may make exceptions to this policy if the investment is well secured and in the process of collection.

         In accordance with GAAP, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind (PIK) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term. However, in certain cases, a customer makes principal payments on its loan prior to making payments to reduce the PIK loan balances and, therefore, the PIK portion of a customer's loan can increase while the total outstanding amount of the loan to that customer may stay the same or decrease. There is no PIK loan balance at December 31, 2003.

         Loan origination fees are deferred and amortized as adjustments to the related loan's yield over the contractual life of the loan. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The borrowers granting these interests are typically non-publicly traded companies. We record the financial instruments received at estimated fair value as determined by our board of directors or an independent valuation expert. Fair values are determined using various valuation models which attempt to estimate the underlying value of the associated entity. These models are then applied to our ownership share considering any discounts for transfer restrictions or other terms which impact the value. Changes in these values are recorded through our statement of operations. Any resulting discount on the loan from recordation of warrant and other equity instruments are accreted into income over the term of the loan.

VALUATION OF INVESTMENTS

         At December 31, 2003, approximately 97% of our total assets represented investments recorded at fair value. Value, as defined in Section 2(a)(41) of 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistent valuation process. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

         There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses. Instead, we must determine the fair value of each individual investment on a quarterly basis. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful. Conversely, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our investment has also appreciated in value, where appropriate.

         As a business development company, we invest primarily in illiquid securities including debt and equity securities of private companies. The structure of each debt and equity security is specifically negotiated to enable us to protect our investment and maximize our returns. We generally include many terms governing interest rate, repayment terms, prepayment penalties, financial covenants, operating covenants, ownership parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. Our investments are generally subject to some restrictions on resale and generally have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation process requires an analysis of various factors. Our fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition and market changing events that impact valuation.

VALUATION OF LOANS AND DEBT SECURITIES

         As a general rule, we do not value our loans or debt securities above cost, but loans and debt securities will be subject to fair value write-downs when the asset is considered impaired. In many cases, our loan agreements allow for increases in the spread to the base index rate if the financial or operational performance of the customer deteriorates or shows negative variances from the customer's business plan and, in some cases, allow for decreases in the spread if financial or operational performance improves or exceeds the customer's plan.

VALUATION OF EQUITY SECURITIES

         With respect to private equity securities, each investment is valued using industry valuation benchmarks, and then the value is assigned a discount reflecting the illiquid nature of the investment, as well as our minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event will be used to corroborate our private equity valuation. Securities that are traded in the over-the-counter market or on a stock exchange generally will be valued at the prevailing bid price on the valuation date. However, restricted and unrestricted publicly traded securities may be valued at discounts from the public market value due to restrictions on sale, the size of our investment or market liquidity concerns.

                               RECENT DEVELOPMENTS

The Company has entered into a letter of intent to acquire DLC, Inc., a Las Vegas based general contracting firm. DLC has a multi-year history of successful projects, including several federal and local government projects. DLC currently has gross income of approximately $3 million dollars per year. We anticipate closing this transaction in the second quarter of 2004.

 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our business activities contain elements of risk. We consider the principal types of risk to be portfolio valuations and fluctuations in interest rates. We consider the management of risk essential to conducting our businesses. Accordingly, our risk management systems and procedures are designed to identify and analyze our risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

As a business development company, we invest in illiquid securities including debt and equity securities of primarily private companies. Our investments are generally subject to restrictions on resale and generally have no established trading market. We value substantially all of our investments at fair value as determined in good faith by the board of directors in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

We determine fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. Our valuation policy considers the fact that no ready market exists for substantially all of the securities in which we invest. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the company does not currently support the cost of our debt or equity investments. Conversely, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value. The value of investments in public securities are determined using quoted market prices discounted for restrictions on resale. Without a readily ascertainable market value and because of the inherent uncertainty of valuation, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. In addition, the illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments. In addition, if we were forced to immediately liquidate some or all of the investments in the portfolio, the proceeds of such liquidation would be significantly less than the current value of such investments.

Because we can borrow money to make investments, our net investment income before net realized and unrealized gains or losses, or net investment income, can be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which would reduce our net investment income. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. Our long-term fixed-rate investments are financed primarily with long-term debt and equity. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA






                         21ST CENTURY TECHNOLOGIES, INC.

                                AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                                       AND

                          INDEPENDENT AUDITORS' REPORT

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                 C O N T E N T S



INDEPENDENT AUDITORS' REPORT..........................................F-1

BALANCE SHEETS........................................................F-2 - F-3

STATEMENTS OF OPERATIONS..............................................F-4

STATEMENTS OF STOCKHOLDERS' EQUITY....................................F-5

STATEMENTS OF CASH FLOWS..............................................F-6

SCHEDULE OF INVESTMENTS...............................................F-7

NOTES TO FINANCIAL STATEMENTS.........................................F-8 - F-30

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
21st Century Technologies, Inc.
Las Vegas, Nevada


We have audited the accompanying balance sheets of 21st Century Technologies, Inc. as of December 31, 2003 and 2002, including the schedule of investments, as of December 31, 2003 and the related statements of operations, stockholders' equity, and cash flows for the three months ended December 31, 2003 and the nine months ended September 30, 2003 and for each of the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 21st Century Technologies, Inc., as of December 31, 2003, and the results of their operations and their cash flows for the three months ended December 31, 2003 and the nine months ended September 30, 2003 and for each of the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, accounting principles used in the preparation of the financial statements beginning October 1, 2003 (upon conversion to a business development company under the Investment Company Act of
1940) are different than those of prior periods and therefore are not directly comparable.




Certified Public Accountants
March 18, 2004


                         21ST CENTURY TECHNOLOGIES, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2003



                                             ASSETS

Investments:
          Investments in equity securities, at fair value
              (cost of $5,625,000)                                                               $     6,430,000
          Investments in and advances to controlled
              companies, at fair value (cost of $6,467,320)                                            2,316,430
          Commercial loans, at fair value (cost of $1,692,645)                                         1,692,645
                                                                                                 ---------------
              Total investments                                                                       10,439,075
Cash and cash equivalents                                                                              1,796,294
Receivables:
          Investment advisory and management fees                                                      1,150,000
          Interest and dividends                                                                           8,168
Other assets                                                                                              95,939
                                                                                                 ---------------
                                                                                                 $    13,489,476
                                                                                                 ===============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
          Accounts payable and accrued liabilities                                               $        45,957
          Advances from stockholders                                                                     443,611
          Notes payable, controlled companies                                                          1,228,430
          Notes payable, others                                                                          287,226
                                                                                                 ---------------
              Total liabilities                                                                        2,005,224
                                                                                                 ---------------

Commitments and contingencies                                                                                  -

Stockholders' equity:
          Preferred stock, Series A, $.001 par value, 1,200,000
              shares authorized, no shares issued and outstanding                                              -
          Preferred stock, Series B, $.001 par value, 1,200,000
              shares authorized, issued and outstanding                                                    1,200
          Preferred stock, Series C, $.001 par value, 15,000,000
              shares authorized, issued and outstanding                                                   15,000
          Preferred stock, Series D, $1 stated value, 1,000,000
              shares authorized, 10,000 shares issued and outstanding                                     10,000
          Common stock, $.001 par value, 750,000,000 shares
              authorized, 437,173,162 shares issued and outstanding                                      437,173
          Additional paid in capital                                                                  24,583,483
          Common stock subscriptions receivable                                                         (443,000)
          Accumulated deficit                                                                         (9,773,713)
          Unrealized appreciation (depreciation) on investments                                       (3,345,891)
                                                                                                 ---------------
              Total stockholders' equity                                                              11,484,252
                                                                                                 ---------------
                                                                                                 $    13,489,476
                                                                                                 ===============


    The accompanying notes are an integral part of the financial statements.

                         21ST CENTURY TECHNOLOGIES, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2002



                                     ASSETS

Current assets:
          Cash and cash equivalents                                                           $              -
          Accounts receivable, trade net of allowance for
              doubtful accounts of $290,591                                                            143,424
          Inventories                                                                                  501,706
          Prepaid expense                                                                               36,443
          Advances to stockholders, net of allowance for
              uncollectible amounts $55,728                                                            112,591
                                                                                              ----------------
                  Total current assets                                                                 794,164

Property and equipment, net of accumulated depreciation of $716,457                                  1,202,265

Other assets:
          Intangible assets, net of accumulated amortization of $40,218                                368,188
          Goodwill                                                                                      43,256
          Reorganization value, net of accumulated amortization of $384,539                            126,764
                                                                                              ----------------

                                                                                              $      2,534,637
                                                                                              ================

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
          Accounts payable and accrued liabilities                                            $        956,145
          Advances from stockholders                                                                   577,180
          Notes payable                                                                                251,085
          Convertible promissory note payable                                                          200,000
                                                                                              ----------------
                  Total current liabilities                                                          1,984,410
                                                                                              ----------------

Commitments and contingencies                                                                                -

Minority interest                                                                                        3,158

Stockholders' equity:
          Preferred stock, Series A, $.001 par value, 1,200,000
              shares authorized, no shares issued and outstanding                                            -
          Preferred stock, Series B, $.001 par value, 1,200,000
              shares authorized, issued and outstanding                                                      -
          Preferred stock, Series C, $.001 par value, 15,000,000
              shares authorized, issued and outstanding                                                      -
          Preferred stock, Series D, $1 stated value, 1,000,000
              shares authorized, 10,000 shares issued and outstanding                                        -
          Common stock, $.001 par value, 750,000,000 shares
              authorized, 1,999,271shares issued and outstanding                                         1,999
          Additional paid in capital                                                                14,003,205
          Common stock subscriptions receivable
          Accumulated deficit                                                                      (13,458,135)
          Unrealized appreciation (depreciation) on investments
                                                                                              ----------------

                  Total stockholders' equity                                                           547,069
                                                                                              ----------------

                                                                                              $      2,534,637
                                                                                              ================


     The accompanying notes are an integral part of the financial statements.



                         21ST CENTURY TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS



                                                                                            Prior to Becoming a Business
                                                                                               Development Company
                                                                                -------------------------------------------------
                                                               Three Months       Nine Months
                                                                  Ended              Ended          Year Ended      Year Ended
                                                               Dec. 31, 2003     Sept. 30, 2003     Dec. 31, 2002   Dec. 31, 2001
                                                                -------------    --------------     -------------   -------------

Operating income:
          Manufacturing and other revenues                       $          -     $     467,050     $  1,262,393    $  1,714,941
          Investment income                                             8,168                 -           12,507           6,218
          Investment advisory and management fees                   1,150,000                 -                -               -
                                                                -----------------------------------------------------------------

   Total operating income                                           1,158,168           467,050        1,274,900       1,721,159

Direct cost of sales                                                        -           364,084          677,265       1,106,617
                                                                -----------------------------------------------------------------

   Gross profit                                                     1,158,168           102,966          597,635         614,542
                                                                -----------------------------------------------------------------

Operating expenses:

          Interest expense                                              7,673            54,722           69,553          52,429
          Advertising and selling                                      29,496            70,314           87,604         151,956
          Compensation costs                                           97,500           303,932          506,038       1,178,547
          General and administrative                                  114,914         1,057,865        1,794,135       4,178,486
          Impairment related charges                                        -            43,246                -               -
                                                                -----------------------------------------------------------------

   Total operating expenses                                           249,583         1,530,079        2,457,330       5,561,418
                                                                -----------------------------------------------------------------

Net operating income (loss)/investment income (loss)
          before investment gains and losses                          908,585        (1,427,113)      (1,859,695)     (4,946,876)

          Loss on sale of assets                                            -          (243,937)        (179,127)       (242,634)
          Net change in unrealized appreciation
            (depreciation) on investments                             868,000                 -                -               -
                                                                -----------------------------------------------------------------

Income (loss) from continuing operations before income taxes        1,776,585        (1,671,050)      (2,038,822)     (5,189,510)

Income tax provision (benefit)                                              -                 -                -               -
                                                                -----------------------------------------------------------------

Income (loss) from continuing operations                            1,776,585        (1,671,050)      (2,038,822)     (5,189,510)

Income (loss) from discontinued operations
          of ELM, TPI and NCI, net of income taxes                          -                 -          107,977        (577,062)
                                                                -----------------------------------------------------------------

Income (loss) before cummulative effect of
          accounting change                                         1,776,585        (1,671,050)      (1,930,845)     (5,766,572)

Cummulative effect of conversion to business
          development company, net of income tax effect               232,996                 -                -               -
                                                                -----------------------------------------------------------------

Net increase (decrease) in stockholders' equity
          resulting from net income (loss)                       $  2,009,581     $  (1,671,050)    $ (1,930,845)   $ (5,766,572)
                                                                =================================================================

Earnings per share, both basic and dilutive:
Income (loss) per common from continuing operations              $       0.01     $       (0.01)    $      (1.09)   $      (4.55)
Income (loss) per common share from discontinued operations      $          -     $           -     $       0.06    $      (0.51)
Cummulative effect of conversion to business
          development company                                    $          -     $           -     $          -    $          -
Net income (loss) per common share                               $       0.01     $       (0.01)    $      (1.03)   $      (5.06)



    The accompanying notes are an integral part of the financial statements.


                         21ST CENTURY TECHNOLOGIES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001



                                                        Preferred Series A      Preferred Series B     Preferred Series C
                                                        ------------------      ------------------     ------------------
                          DESCRIPTION                  # of shs.    Amount     # of shs.   Amount      # of shs.   Amount
--------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000

Issuance of common stock for cash

Issuance of common stock for services

Repayment of note payable and interest

Repayment of stockholder advances

Issuance of commn stock for assets

Cancelation of treasury stock

Net loss
                                                  ------------------------------------------------------------------------

Balance at December 31, 2001                                   0         0             0        0              0        0

Issuance of common stock for cash

Issuance of common stock for services

Issuance of common stock previously earned

Receipt of 19 million shares as consideration for sale of assets

Reissuance of above shares for services

Cancelation of treasury stock and
     stock purchase subscriptions

Net loss
                                                  ------------------------------------------------------------------------

Balance at December 31, 2002                                   0         0             0        0              0        0

Adjustment for shares not going through
     reverse stock split, issuance of
     preferred warrants                                1,200,000     1,200

Conversion of preferred warrants into
     common stock shares

Conversion of Series A preferred shares
     into Series B preferred shares and
     common shares and debt repayment                 (1,200,000)   (1,200)    1,200,000    1,200

Common stock issued as debt repayment

Common stock issued for cash

Common and preferred stock issued for services                                                        15,000,000   15,000

Common stock returned for repayment
     of advances receivable

Common stock issued for inventory

Net Loss
                                                  ------------------------------------------------------------------------

Balance at September 30, 2003                                  0         0     1,200,000    1,200     15,000,000   15,000

Reclassification of unrealized depreciation upon conversion to a business development company

Issuance of common stock for cash

Preferred shares issued to acquire HCIA
     preferred stock shares

Net income
                                                  ------------------------------------------------------------------------

Balance at December 31, 2003                                $  0         0     1,200,000  $ 1,200     15,000,000  $15,000
                                                  ========================================================================


                                                                                                                      Treasury
                                                     Preferred Series D             Common Stock     Additional     Stock & Stock
                                                     ------------------             ------------
                          DESCRIPTION             # of shs.  Amount        # of shs.    Amount     Paid in Capital  Subscriptions
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                                                 779,874       781        7,614,412        323,622

Issuance of common stock for cash                                            364,193       364        2,142,460

Issuance of common stock for services                                        329,461       329        2,493,591

Repayment of note payable and interest                                        35,000        35          769,111

Repayment of stockholder advances                                             17,107        17          171,063

Issuance of commn stock for assets                                           105,000       105          422,895

Cancelation of treasury stock                                                                          (16,934)         16,934

Net loss
                                                  -------------------------------------------------------------------------------

Balance at December 31, 2001                              0       0        1,630,635     1,631       13,596,598        340,556

Issuance of common stock for cash                                            166,136       166           28,753

Issuance of common stock for services                                         12,500        12           37,488

Issuance of common stock previously earned                                   190,000       190          359,810       (360,000)

Receipt of 19 million shares as consideration
     for sale of assets                                                                                               (350,000)

Reissuance of above shares for services                                                                                350,000

Cancelation of treasury stock and
     stock purchase subscriptions                                                                      (19,444)         19,444

Net loss
                                                  -------------------------------------------------------------------------------

Balance at December 31, 2002                              0       0        1,999,271     1,999       14,003,205              0

Adjustment for shares not going through
     reverse stock split, issuance of
     preferred warrants                                                     (790,951)     (791)             791

Conversion of preferred warrants into
     common stock shares                                                  79,095,106    79,095          (79,095)

Conversion of Series A preferred shares
     into Series B preferred shares and
     common shares and debt repayment                                     12,000,000    12,000          196,000

Common stock issued as debt repayment                                     11,000,000    11,000          179,000

Common stock issued for cash                                              44,849,760    44,850        1,355,127

Common and preferred stock issued for services                            83,496,072    83,496          243,492

Common stock returned for repayment
     of advances receivable                                               (2,429,157)   (2,429)        (110,161)

Common stock issued for inventory                                          1,000,000     1,000           59,000

Net loss
                                                  -------------------------------------------------------------------------------

Balance at September 30, 2003                             -       -      230,220,101   230,220       15,847,359              -

Reclassification of unrealized depreciation upon conversion to a business development company

Issuance of common stock for cash                                        206,953,061   206,953        3,446,124       (443,000)

Preferred shares issued to acquire HCIA
     preferred stock shares                      10,000,000  10,000                                   5,290,000

Net income
                                                 --------------------------------------------------------------------------------

Balance at December 31, 2003                     10,000,000 $10,000      437,173,162  $437,173      $24,583,483      $(443,000)
                                                 ================================================================================


                                                                           Unrealized
                                                     Accumulated            Apprec on

                          DESCRIPTION                  Deficit             Investments          Total
----------------------------------------------------------------------------------------------------------

Balance at December 31, 2000                         (5,760,718)                 0              2,178,097

Issuance of common stock for cash                                                               2,142,824

Issuance of common stock for services                                                           2,493,920

Repayment of note payable and interest                                                            769,146

Repayment of stockholder advances                                                                 171,080

Issuance of commn stock for assets                                                                423,000

Cancelation of treasury stock                                                                           0

Net loss                                             (5,766,572)                               (5,766,572)
                                                  --------------------------------------------------------

Balance at December 31, 2001                        (11,527,290)                 0              2,411,495

Issuance of common stock for cash                                                                  28,919

Issuance of common stock for services                                                              37,500

Issuance of common stock previously earned                                                              0

Receipt of 19 million shares as consideration
     for sale of assets                                                                          (350,000)

Reissuance of above shares for services

Cancelation of treasury stock and
     stock purchase subscriptions                                                                       0

Net loss                                             (1,930,845)                               (1,930,845)
                                                  --------------------------------------------------------

Balance at December 31, 2002                        (13,458,135)                 0                547,069

Adjustment for shares not going through
     reverse stock split, issuance of
     preferred warrants                                                                             1,200

Conversion of preferred warrants into
     common stock shares                                                                                0

Conversion of Series A preferred shares
     into Series B preferred shares and
     common shares and debt repayment                                                             208,000

Common stock issued as debt repayment                                                             190,000

Common stock issued for cash                                                                    1,399,977

Common and preferred stock issued for services                                                    341,988

Common stock returned for repayment
     of advances receivable                                                                      (112,590)

Common stock issued for inventory                                                                  60,000


Net loss                                             (1,671,050)                               (1,671,050)
                                                  --------------------------------------------------------

Balance at September 30, 2003                       (15,129,185)                 -                964,594

Reclassification of unrealized depreciation
  upon conversion to a business
  development company                                 4,213,891         (4,213,891)                     0

Issuance of common stock for cash                                                               3,210,077

Preferred shares issued to acquire HCIA
     preferred stock shares                                                                     5,300,000

Net income                                            1,141,581            868,000              2,009,581
                                                  --------------------------------------------------------

Balance at December 31, 2003                        $(9,773,713)       $(3,345,891)           $11,484,252
                                                  ========================================================

    The accompanying notes are an integral part of the financial statements.


                         21ST CENTURY TECHNOLOGIES, INC.
                            STATEMENTs OF CASH FLOWS
                                                                                                        Prior to Becoming a
                                                                                                        Business Development
                                                                                                              Company
                                                                                                        -------------------
                                                                                     Three Months             Nine Months
                                                                                         Ended                   Ended
                                                                                     Dec. 31, 2003          Sept. 30, 2003
                                                                                     -------------          --------------

Operating activities:
          Net Income (loss)                                                         $    1,543,588          $   (1,671,050)
          Adjustments to reconcile net income (loss)
                         to net cash provided by (used in) operations
                         Depreciation and amortization                                       9,833                  74,806
                         Provision for bad debts
                         Common stock issued for services                                                          401,988
                         Loss on disposal of assets                                                                243,937
                         Unrealized appreciation on investments                           (868,000)
                         Cumulative effect of accounting change                            232,997
           Changes in asset and liability accounts:
                         (Increase) decrease in accounts receivable                                                 75,367
                         (Increase) decrease in interest and fees receivable            (1,158,168)
                         (Increase) decrease in inventory
                         (Increase) decrease in prepaid expenses                            40,031                 (58,088)
                         Increase (decrease) in accounts payable                           (84,278)               (415,850)
                         Increase (decrease) in accrued expenses
                         Increase (decrease) in deferred revenue
                                                                                -------------------------------------------

                         Net cash provided by (used in) operating activities              (283,997)             (1,348,890)
                                                                                -------------------------------------------

Investing activities:

           Proceeds from disposal of assets                                                                        765,000
           Purchase of property and equipment
           Cash acquired in MMC acquisition
           Advances to stockholder
           Repayment of stockholder advances
           Investments in equity securities                                               (208,837)
           Investments in commercial loans                                              (1,692,645)
                                                                                -------------------------------------------

                         Net cash provided by (used in) investing activities            (1,901,482)                765,000
                                                                                -------------------------------------------

Financing activities:

           Issuance of common stock                                                      3,210,077               1,409,177
           Proceeds from notes payable                                                                             231,841
           Repayments of notes payable                                                    (200,672)                (99,191)
           Advances from stockholders                                                       98,521                 404,490
           Repayments of stockholder advances                                                                     (488,580)
                                                                                -------------------------------------------

                         Net cash provided by (used in) financing activities             3,107,926               1,457,737
                                                                                -------------------------------------------

Net increase (decrease) in cash                                                            922,447                 873,847

Cash at beginning of period                                                                873,847
                                                                                -------------------------------------------

Cash at end of period                                                            $       1,796,294          $      873,847
                                                                                ===========================================




                                                                                          Prior to Becoming a Business
                                                                                               Development Company
                                                                                -------------------------------------------

                                                                                     Year Ended                Year Ended
                                                                                   Dec. 31, 2002              Dec. 31, 2001
                                                                                   -------------              -------------

Operating activities:
          Net Income (loss)                                                       $   (1,930,845)            $   (5,766,572)
          Adjustments to reconcile net income (loss)
                         to net cash provided by (used in) operations
                         Depreciation and amortization                                   279,561                    374,388
                         Provision for bad debts                                         (58,688)                     5,600
                         Common stock issued for services                                387,500                  2,493,920
                         Loss on disposal of assets                                      431,699                    240,192
                         Unrealized appreciation on investments
                         Cumulative effect of accounting change
           Changes in asset and liability accounts:
                         (Increase) decrease in accounts receivable                       (2,652)                   400,216
                         (Increase) decrease in interest and fees receivable
                         (Increase) decrease in inventory                                260,067                   (284,551)
                         (Increase) decrease in prepaid expenses                          16,318                    134,756
                         Increase (decrease) in accounts payable                         108,120                    589,039
                         Increase (decrease) in accrued expenses                        (118,032)                   144,702
                         Increase (decrease) in deferred revenue                                                   (225,000)
                                                                                ---------------------------------------------

                         Net cash provided by (used in) operating activities            (626,952)                (1,893,310)
                                                                                ---------------------------------------------

Investing activities:

           Proceeds from disposal of assets                                               11,101
           Purchase of property and equipment                                            (16,842)                (1,320,068)
           Cash acquired in MMC acquisition                                                                           6,065
           Advances to stockholder                                                        (6,477)                   (55,763)
           Repayment of stockholder advances                                                                         10,871
           Investments in equity securities
           Investments in commercial loans
                                                                                ---------------------------------------------

                         Net cash provided by (used in) investing activities             (12,218)                (1,358,895)
                                                                                ---------------------------------------------

Financing activities:

           Issuance of common stock                                                       28,919                  2,142,824
           Proceeds from notes payable                                                   263,371                  1,005,000
           Repayments of notes payable                                                  (237,421)                   (76,842)
           Advances from stockholders                                                    582,180                    100,100
           Repayments of stockholder advances                                             (5,100)
                                                                                ---------------------------------------------

                         Net cash provided by (used in) financing activities             631,949                  3,171,082
                                                                                ---------------------------------------------

Net increase (decrease) in cash                                                           (7,221)                   (81,123)

Cash at beginning of period                                                                7,221                     88,344
                                                                                ---------------------------------------------

Cash at end of period                                                            $             -          $           7,221
                                                                                =============================================



    The accompanying notes are an integral part of the financial statements.


                         21ST CENTURY TECHNOLOGIES, INC.
                             SCHEDULE OF INVESTMENTS


                                                                   Title of Security  Percentage of        December 31, 2003
                                                                                                           -----------------
            Portfolio Company                   Industry            Held by Company    Class Held       Fair Value           Cost
            -----------------                   --------            ---------------    ----------       -----------          ----
Investments in equity securities:

Jane Butel Corporation                   Food Services          Common Stock               4.22%  $       200,000  $       200,000
TransOne, Inc.                           Financial Services     Common Stock               4.76%          930,000          125,000
Health Care Investors of
    America, Inc.                        Real Estate            Series B Preferred        15.38%        5,300,000        5,300,000
                                                                                                 ----------------------------------

                                                                                                        6,430,000        5,625,000
                                                                                                 ----------------------------------

Investments in and advances to controlled companies:

Paramount MultiServices, Inc.            Financial Services     Common Stock                100%        1,228,430        1,228,430
Prizewise, Inc.                          Technologies           Common Stock                100%           30,000           30,000
Innovative Weaponry, Inc.                Manufacturing          Common Stock                100%          181,000        2,948,260
Trident Technologies, Inc.               Manufacturing          Common Stock                100%          719,000        1,828,075
Griffon USA, Inc.                        Inactive               Common Stock                100%            9,000          378,326
Hallmark Human Resources, Inc.           Inactive               Common Stock                100%           45,000           51,229
Trade Partners International, Inc.       Inactive               Common Stock                100%           48,000           1,000
Net Construction, Inc.                   Inactive               Common Stock                100%            8,000            1,000
U.S. Optics Technologies, Inc.           Inactive               Common Stock                100%           48,000           1,000
                                                                                                 ----------------------------------

                                                                                                        2,316,430        6,467,320
                                                                                                 ----------------------------------

Commercial loans:


City Wide Funding, Inc.                  Financial Services     Debt                                      326,259          326,259
Credit Card Financial Corporation        Financial Services     Debt                                       80,619           80,619
1920 Bel Air, LLC                        Real Estate            Debt                                    1,250,000        1,250,000
Two unrelated individuals                N/A                    Debt                                       35,767           35,767
                                                                                                 ----------------------------------

                                                                                                        1,692,645        1,692,645
                                                                                                 ----------------------------------

                    Total investments                                                                  10,439,075       13,784,965
                                                                                                 ==================================


(1) All of the above investments, except for 1920 Bel Air, LLC, are non-income producing



    The accompanying notes are an integral part of the financial statements.

                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND OPERATIONS

21st Century Technologies, Inc. (`the Company' or `we') is a solutions-focused financial services company that provides financing and advisory services to companies throughout the United States in the communications, information services, and technology industry sectors. Effective October 1, 2003, the Company became a diversified internally managed, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940, as amended.

Prior to becoming a business development company, the Company, through its subsidiaries, was engaged in the manufacture and sale of firearm related products (Note 13). The Company was incorporated under the laws of the State of Delaware on May 15, 1967.

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

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

Beginning October 1, 2003, the accompanying financial statements reflect the separate accounts of 21st Century, and the related results of operations. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments in which the Company has a controlling interest.

Prior to September 30, 2003, the accompanying consolidated financial statements included the general accounts of the company and its wholly owned subsidiaries, Innovative Weaponry, Inc., Trident Technologies Corporation, Griffon USA, Inc., Trade Partners International, Inc., Unertyl Optical Company, US Optics Corp., Hallmark, Inc., 2826 Elm St., Inc. and Net Construction, Inc. and its 97% owned subsidiary Miniature Machine Corporation, Inc., each of which have fiscal years ending December 31st. All material intercompany transactions, accounts and balances have been eliminated in the consolidation.

                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


Although the nature of the Company's operations and its reported financial position, results of operations and its cash flows are dissimilar for the periods prior to and subsequent to its becoming a business development company, its financial position for the years ended December 31, 2003 and 2002 and its operating results, cash flows and changes in stockholders' equity for each of the years ended December 31, 2003 (split apart as indicated above), 2002 and 2001 are presented in the accompanying financial statements pursuant to Article 6 of Regulation S-X. In addition, the accompanying footnotes, although different in the nature as to the required disclosures and information reported therein, are also presented as they relate to each of the above referenced periods.

CONVERSION TO BUSINESS DEVELOPMENT COMPANY

The Company's results of operations for 2003 are divided into two periods. The nine-month period, representing the period January 1, 2003 through September 30, 2003, reflects the Company's results prior to operating as a business development company under the Investment Company Act of 1940, as amended. The three-month period ended December 31, 2003, reflects the Company's results as a business development company under the Investment Company Act of 1940, as amended. Accounting principles used in the preparation of the financial statements beginning October 1, 2003 are different than those of prior periods and, therefore, the financial position and results of operations of these periods are not directly comparable. The primary differences in accounting principles relate to the carrying value of investments--see corresponding sections below for further discussion.

The cumulative effect adjustment for the three-month period ended December 31, 2003 reflects the effects of conversion to a business development company as follows:


                                                         CUMULATIVE EFFECT OF
                                                         BUSINESS DEVELOPMENT
                                                          COMPANY CONVERSION

 Effect of recording equity investments at fair value      $ (     4,213,891)
 Adjustments for previously adjusted net assets                    4,570,444
 Adjustment for previously consolidated net loss             (       123,557)
                                                              --------------

                                                           $         232,996
                                                              ==============

BUSINESS COMBINATIONS (PRIOR TO BECOMING A BUSINESS DEVELOPMENT COMPANY)

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

On January 2, 2001, the Company purchased substantially all of the net assets of a nightclub operation in exchange for a $100,000 note payable (Note 4). These net assets were sold on June 20, 2002 (Note 12).

                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


REVERSE STOCK SPLIT

On February 20, 2003, the Company effected a 100 to 1 reverse split of its common stock (Note 2). The par value of the common stock was not affected by the reverse split and remains at $.001 per share. Consequently, the aggregate par value of the issued common stock was reduced by reclassifying the par value amount of the reversed common shares from `Common Stock' to `Paid in Capital in Excess of Par' and all per share amounts and outstanding shares have been retroactively restated in the accompanying consolidated financial statements for all periods presented to reflect the reverse stock split.

REVENUE RECOGNITION (AS A BUSINESS DEVELOPMENT COMPANY)

Interest on commercial loans is computed by methods that generally result in level rates of return on principal amounts outstanding. When a loan becomes 90 days or more past due, or if we otherwise do not expect the customer to be able to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. However, we may make exceptions to this policy if the investment is well secured and in the process of collection.

Loan origination fees are deferred and amortized as adjustments to the related loan's yield over the contractual life of the loan. In certain loan arrangements, warrants or other equity interests may be received from the borrower as additional origination fees. The borrowers granting these interests are typically non-publicly traded companies. We record the financial instruments received at estimated fair value as determined by independent business valuation appraisers. Fair values are determined using various valuation models which attempt to estimate the underlying value of the associated entity. These models are then applied to our ownership share considering any discounts for transfer restrictions or other terms which impact the value. Changes in these values are recorded through our statement of operations. Any resulting discount on the loan from recordation of warrant and other equity instruments are accreted into income over the term of the loan. We elected to employ independent valuation companies to value the investment in previously wholly owned subsidiaries and significant acquisitions for the nine-month period ended September 30, 2003 and December 31, 2003, respectively.

In certain investment transactions, we perform investment banking and other advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned which is generally when the investment transaction closes.

REVENUE RECOGNITION (PRIOR TO BECOMING A BUSINESS DEVELOPMENT COMPANY)

The Company extends unsecured credit to its customers from the retail and wholesale sale of its products to its customers located predominately throughout the United States. Revenue is recognized when products are shipped. All products are shipped F.O.B. the Company's facilities. Shipping and handling costs, which are separately billed to customers, are not material and are reflected in the accompanying consolidated financial statements along with revenues.

                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


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

ALLOWANCE FOR BAD DEBTS

The Company extends unsecured credit to its customers for amounts invoiced. Invoices are generally due on a net 30-day basis and are considered past due after 31 days. The Company evaluates its accounts receivable on a customer by customer basis after an invoice is over 90 days past due and provides for bad debts after all reasonable collection efforts have been made and when management determines the amounts to be uncollectible.

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

INVENTORIES

Inventory consists of raw materials used in the manufacture of firearm products and finished goods imported for resale. Inventory is stated at the lower of cost, determined using the first-in, first-out method, or net realizable value (market). At December 31, 2003, with the conversion of the Company to a business development company and the resulting non-consolidation of its operating subsidiaries, inventories are no longer reported in the Company's general accounts. At December 31, 2002 inventories were comprised of the following components.

                  Raw materials                               $      50,113
                  Work in progress                                  247,155
                  Finished goods                                    204,438
                                                                -----------

                                                              $     501,706
                                                                ===========

                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


PROPERTY AND EQUIPMENT

Property and equipment is stated at cost less accumulated depreciation. Depreciation of property and equipment is being provided by the straight-line method over estimated useful lives of three to seven years. During the three months ended December 31, 2003, the nine months ended September 30, 2003 and each of the years ended December 31, 2002 and 2001, depreciation expense totaled $9,833, $56,303, $195,904 and $294,929, respectively of which for the years ended December 31, 2002 and 2001, $8,708 and $5,408, respectively, is included as part of discontinued operations. At December 31, 2003 and 2002, property and equipment was comprised of the following. Also, consistent with presentation as a business development company, at December 31, 2003, property and equipment are included with other assets.


                                                  2003              2002
                                                  ----              ----

    Land, building and improvements          $           -    $   1,084,768
    Machinery and equipment                         87,804          577,419
    Transportation equipment                             -           48,376
    Furniture and fixtures                          77,986          208,159
                                               -----------      -----------
                                                   165,790        1,918,722
    Less accumulated depreciation             (    124,351)    (    716,457)
                                               -----------      -----------

                                             $      41,439    $   1,202,265
                                              ============     ============


GOODWILL AND INTANGIBLE ASSETS (PRIOR TO BECOMING A BUSINESS DEVELOPMENT
COMPANY)

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

The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement resulted in an increase in net income of $10,176 in 2002 as a result of non-amortization of existing goodwill. During 2002, the Company performed the first of the required impairment tests for its goodwill and indefinite lived intangible assets and determined that goodwill was not impaired. However, during the nine months ended September 2003, the Company determined that this goodwill had been impaired and its carrying value of $43,246 was charged against operations.

                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


The Company's intangible assets consist of trademarks, patents and license agreements (Note 6). These intangible assets are being amortized using the straight-line method over five to forty years. For the nine months ended September 30, 2003 and each of the years ended December 31, 2002 and 2001, amortization expense related to these intangible assets totaled $18,503, $83,656 and $69,661, respectively. At December 31, 2003, with the conversion of the Company to a business development company and the resulting non-consolidation of its operating subsidiaries, these intangible assets are no longer reported in the Company's general accounts.

BANKRUPTCY REORGANIZATION

In March 1995, Innovative Weaponry, Inc. (IWI) emerged from a bankruptcy filing under Chapter 11 of the U.S. Bankruptcy Code. Pursuant to the plan of reorganization, IWI became a wholly owned subsidiary of the Company and all prior IWI stockholders retained less than a 50% interest in the consolidated reorganized entities.

As a result of IWI's acquisition by the Company, IWI adopted `fresh start' accounting pursuant to Statement of Position 90-7, FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE. Accordingly, IWI's assets and liabilities were adjusted to their fair values and retained earnings were eliminated. The resulting `reorganization value' in excess of amounts allocated to identifiable assets and liabilities is being amortized over 10 years using the straight-line method. For the nine months ended September 30, 2003 and each of the years ended December 31, 2002 and 2001, amortization expense totaled $37,213, $49,617 and $49,617, respectively. At December 31, 2003, with the conversion of the Company to a business development company and the resulting non-consolidation of its operating subsidiaries, these intangible assets are no longer reported in the Company's general accounts.

IMPAIRMENT OR DISPOSAL OF LONG LIVED ASSETS

The Company has adopted Statement of financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG LIVED ASSETS. This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and long-lived assets and certain identifiable intangibles to be disposed of. The Company periodically evaluates, using independent appraisals and projected undiscounted cash flows, the carrying value of its long-lived assets and certain identifiable intangible to be held and used whenever changes in events or circumstances indicate that the carrying amount of assets may not be recoverable. In addition, long-lived assets and identifiable intangibles to be disposed of are reported at the lower of carrying value or fair value less cost to sell. During the year ended December 31, 2002, the Company identified an impairment of inventory related to its TPI subsidiary (Note 12) and recognized a loss on the disposal of other long-lived assets related to its night sight operating segment (Note 13). In addition, during the nine months ended September 30, 2003, the Company identified an impairment of goodwill relating to its MMC operations.

                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


VALUATION OF INVESTMENTS (AS A BUSINESS DEVELOPMENT COMPANY)

As a business development company under the Investment Company Act of 1940, all of the Company's investments must be carried at market value or fair value as determined by our Board of Directors for investments which do not have readily determinable market values. Prior to this conversion, only marketable debt and equity securities and certain derivative securities were required to be carried at market value.

Beginning October 1, 2003, portfolio assets for which market prices are available are valued at those prices. However, most of our assets were acquired in privately negotiated transactions and have no readily determinable market values. These securities are carried at fair value as determined by our Board of Directors under our valuation policy. Currently, our valuation policy provides for obtaining independent business valuations for those equity securities that are not traded on a national securities exchange. The audit committee of our Board of Directors reviews our loans and investments and makes recommendations to our Board of Directors.

At December 31, 2003, approximately 92% of our total assets represented investments recorded at fair value. Value, as defined in Section 2(a)(41) of 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in our portfolio, we valued substantially all of our investments at fair value using independent business valuation experts.

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses. Instead, we must determine the fair value of each individual investment on a quarterly basis. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful. Conversely, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our investment has also appreciated in value, where appropriate.

As a business development company, we invest primarily in illiquid securities including debt and equity securities of private companies. The structure of each debt and equity security is specifically negotiated to enable us to protect our investment and maximize our returns. We generally include many terms governing interest rate, repayment terms, prepayment penalties, financial covenants, operating covenants, ownership parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. Our investments are generally subject to some restrictions on resale and generally have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation process requires an analysis of various factors. Our fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition and market changing events that impact valuation.

                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


As a general rule, we do not value our loans or debt securities above cost, but loans and debt securities will be subject to fair value write-downs when the asset is considered impaired. In many cases, our loan agreements allow for increases in the spread to the base index rate if the financial or operational performance of the customer deteriorates or shows negative variances from the customer's business plan and, in some cases, allow for decreases in the spread if financial or operational performance improves or exceeds the customer's plan.

With respect to private equity securities, each investment is valued as indicated above by a independent business valuation company using industry valuation benchmarks, and then the value is assigned a discount reflecting the illiquid nature of the investment, as well as a minority, non-control position, if applicable. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event will be used to corroborate our private equity valuation. Securities that are traded in the over-the-counter market or on a stock exchange generally will be valued at the prevailing bid price on the valuation date.

ADVERTISING COSTS

Advertising costs consist primarily of magazine advertising, sales catalogues and promotional brochures. Magazine advertising is charged to expense over the period the advertising takes place and other advertising costs are charged to expense over the periods expected to be benefited, which is generally not more than twelve months. For the three months ended December 31, 2003, the nine months ended September 30, 2003 and each of the years ended December 31, 2002 and 2001, advertising expense totaled $29,496, $70,314, $87,604 and $151,956, respectively.

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share amounts are computed by dividing the net earnings (loss) by the weighted average number of common stock shares outstanding. Diluted earnings (loss) per share amounts reflect the maximum dilution that would have resulted from the conversion of the Series C preferred stock (Note 2), the exercise of warrants (Note 2) and, at December 31, 2001, the issuance of common stock earned but not issued (Note 6).

                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


The table below is a reconciliation of the denominators of our basic and diluted earnings (loss) per share calculations for the three months ended December 31, 2003, the nine months ended September 30, 2003 and for each of the years ended December 31, 2002 and 2001. There is no impact to the numerators of our diluted earnings per share calculations from the potentially dilutive common shares.


                                                            Three          Nine          Year           Year
                                                            Months        Months         Ended          Ended
                                                           12/31/03      9/30/03        12/31/02       12/31/01
                                                           --------      -------        --------       --------

     Weighted average shares, basic                       298,519,876    139,696,577    1,872,055    1,139,851

     Assumed conversion of Series C preferred              15,000,000              -            -            -

     Assumed exercised A, B and C warrants                          -              -            -            -
                                                       --------------  -------------  -----------  -----------

     Weighted average shares, dilutive                    313,519,876    139,696,577    1,872,055    1,139,851
                                                       ==============  =============  ===========  ===========


There are no potentially dilutive common shares for the nine months ended September 30, 2003 and for each of the years ended December 31, 2002 and 2001, because we had a loss from continuing operations during these periods.

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

INCOME TAXES

The Company has not elected to be a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended. Accordingly, the Company will be subject to U.S. federal income taxes on sales of investments for which the fair values are in excess of our tax bases (Note 7). Prior to conversion to a business development company, deferred tax assets and liabilities were determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e., temporary differences) and were measured at the enacted rates that will be in effect when these differences reverse.

Upon conversion to a business development company, all deferred tax assets and liabilities relating to our now unconsolidated subsidiaries were eliminated.

                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


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

As a business development company, the Company must report changes in the fair value of its investments outside of its operating income on its statement of operations and reflect the accumulated appreciation or depreciation in the fair value of its investments as a separate component of its stockholders' equity. This treatment is similar to the treatment required by SFAS No. 130.

RECENT ACCOUNTING PRONOUNCEMENTS

During the year ended December 31, 2003, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FSAB) the most recent of which was Statements on Financial Accounting Standards (SFAS) No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY and FASB Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company's financial position or operating results.

2. CAPITAL STRUCTURE DISCLOSURES

The Company's capital structure is complex with several series of preferred stock and a general class of common stock. Through December 31, 2002 and prior to the February 20, 2003 recapitalization described below, the Company's capital structure consisted only of 200,000,000 authorized common stock shares with a $.001 par value per share.

On February 20, 2003, the Company filed with the Secretary of State Nevada a certificate of amendment amending the Company's Articles of Incorporation, and pursuant to authorization by the Board of Directors and a majority of eligible shareholder votes, such amendment provided for a 100 to 1 reverse split of the Company's common stock (actually only 79,095,106 shares were subject to the reverse split). The amendment also authorized the increase of the authorized number of common shares of all classes of capital stock to 350,000,000, of which 300,000,000 are to be shares of common stock with a par value of $.001, and further providing authorization for the issuance of preferred shares in such series and with such voting powers as may be determined by the Board. The shares may be issued by the Company from time to time as approved by the Board of Directors without approval of the shareholders except as otherwise provided for by the applicable Nevada law.

                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

SERIES A CONVERTIBLE PREFERRED STOCK

On February 20, 2003, the Company designated 1,200,000 Series A Convertible Preferred Stock shares with a par value of $.001 per share. The Series A shares are convertible at the holder's option into 10 shares of common stock and 1 share of Series B Convertible Preferred Stock. The Series A shares rank in priority to the Company's common stock and any other preferred stock shares issued, both as to the payment of dividends and as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary. Dividends, if declared by the Board of Directors, accrue at an annual rate of $.30 and are fully cumulative. Also on this date, these shares were issued and immediately converted into 12,000,000 common stock shares and 1,200,000 Series B Convertible Preferred Stock shares. No other Series A shares have been issued.

SERIES B PREFERRED STOCK

On February 20, 2003, the Company designated 1,200,000 Series B Convertible Preferred Stock shares with a par value of $.001 per share. The Series B shares rank in priority to the Company's common stock both as to the payment of dividends and as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary. Dividends, if declared by the Board of Directors, accrue at an annual rate of $.30 and are fully cumulative. In addition, each Series B share provides for 500 votes. Fredericks Partners, a California partnership, as holder of the Series B shares owns controlling votes in the Company. Other than the 1,200,000 Series B shares issued upon the conversion of the Series A shares described above, no other Series B shares have been issued.

SERIES C PREFERRED STOCK

On August 14, 2003, the Company designated 15,000,000 Series C Preferred Stock shares with a par value to be determined by the Board of Directors (the preferred shares originally were designated with a $.001 par value per share). The shares contain no participation rights and therefore the holders are not entitled to participate in any dividends declared by the Board of Directors. The shares are convertible into common stock shares at the rate of 1 to 1 anytime during the year following the date of issuance and the shares automatically convert to common stock shares at that same rate one year from the date of issuance if not previously converted during that time. In the event of liquidation, dissolution or other similar winding up event, the shares rank in priority to the Company's common stock and the Series B and D preferred stock as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary.

SERIES D PREFERRED STOCK

On December 10, 2003, the Company designated 1,000,000 Series D Preferred Stock shares with no par value and a stated value of $1per share. The shares contain no participation rights and therefore the holders are not entitled to participate in any dividends declared by the Board of Directors. The shares do not contain any voting rights. In the event of liquidation, dissolution or other similar winding up event, the holders of the shares have the right to convert their stock into common stock shares on a 1 to 1 basis. Otherwise, the shares rank last in priority behind the Series C and Series B preferred stock shares. Also on this date, the Company issued all authorized Series D shares to Pacific Development in exchange for shares of HCIA.

                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


COMMON STOCK

On November 11, 2003, the Company amended its Articles of Incorporation to increase the number of authorized common shares to 750,000,000 with a par value of $.001 per share. Each common stock share contains one voting right and contains the rights to dividends if and when declared by the Board of Directors.

COMMON STOCK WARRANTS

On July 7, 2003, in connection with a $60,000 loan to the Company, the Company entered into a Common Stock and Warrant Purchase Agreement whereby the Company granted the lender class A, B and C warrants to purchase a total of 3,000,000 common stock shares at various prices. Specifically, the A Warrants entitle the lender/holder to acquire up to 1,000,000 free trading shares, in increments of 250,000 shares each, at a price of $.10 per share. The warrants are exercisable anytime during a period ending 24 months and 1 day from the date of the agreement.

Similarly, the B and C Warrants each entitle the lender/holder to acquire up to 1,000,000 free trading shares, in increments of 250,000 shares each, at a price of $.20 and $.30 per share, respectively. The B and C warrants are each exercisable anytime during a period ending 30 months and 1 day and 36 months and 1 day, respectively, from the date of the agreement.

PREFERRED WARRANTS

On July 8, 2002, the Company distributed an offer, which expired on November 19, 2002, under which the stockholders could elect to exchange common stock shares for preferred warrants. Each preferred warrant entitled the holder to purchase one share of common stock for $.01 and was automatically exercised for the difference, expressed in whole shares of post-split common stock, between the fair market value of one share of common stock and $.01 as a result of the above recapitalization. The exchange ratio and exercise price of the preferred warrants were not to be adjusted as a result of the above recapitalization and, therefore, were not to be subject to the 100 to 1 reverse stock split. As of November 19, 2002, the holders of 79,095,106 common stock shares had accepted the offer to surrender their shares and receive the preferred warrants although the shares were not canceled and the preferred warrants not issued until January 2003. On February 20, 2003, the above recapitalization was completed and the remaining 120,832,039 common stock shares under went the reverse stock split. In March 2003, in a cost savings decision by the Company, the preferred warrants were canceled and 79,095,106 restricted common stock shares were issued.

3.       RISK CONCENTRATIONS AND UNCERTAINTIES

Prior to September 30, 2003, the Company, through its subsidiaries, operated in highly specialized industries. There are only four companies worldwide who manufacture and sell night sights using tritium. The gun sight industry is highly dependent on major firearms manufacturers as well as consumer and governmental demand for weapons. World conditions and economies can affect the future sales of this product.

                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


The Company's magnetic and hydraulic-magnetic technologies (Note 13) required additional modifications to fit specific customer needs. Demand for these products from governmental and industrial sources was largely estimated and while the Company had studied various markets, no assurance could be given that these products could be successfully marketed.

4.       NOTES PAYABLE

The Company's debt consist of a purchase note payable incurred in the acquisition of Paramount MultiServices, Inc. (Note 6) and several installment and promissory notes, which bear interest at 6.0% to 10%, are generally due upon demand and past due, are unsecured and contain no restrictions.

The Purchase note payable is payable in annual installments of either the Company's common stock, pending a California fairness hearing, or cash through December 2006. Because the terms of the note did not provide for interest, the Company has discounted the carrying value of this note to its fair value using a discounted interest rate of 5%. As of this date, the initial $500,000 purchase price payment has not been paid pending the fairness hearing, which is necessary so that the common stock issued by the Company as payment will be immediately free trading shares.

At December 31, 2003, future principal payments required under the terms of this purchase note payable are as follows.

                         YEAR ENDED
                        DECEMBER 31,                               AMOUNT

                           2004                               $     785,714
                           2005                                     226,757
                           2006                                     215,959
                                                                -----------

                                                              $   1,228,430
                                                                ===========

On September 27, 2002, the Company issued a $200,000 convertible promissory note convertible into 1,200,000 shares of Series A Convertible Preferred Stock, when authorized and issued, with rights and preferences as the Company may determine, to Fredericks Partners, a California partnership. The note provided for interest at 10% and was due March 27, 2003. In addition, the note gave its holders
600,000,000 votes as `debt votes' awarded by the Board of Directors by resolution of September 27, 2002. The note provided that it may be converted at any time prior to payment. On February 20, 2003, Fredericks Partners exercised its conversion privilege (Note 2).

                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


5.       COMMITMENTS AND CONTINGENCIES

LEASES

Through July 2003, the Company conducted its operations from its own facilities located in Ft. Worth, Texas, which it had occupied since early 2001. In addition, The Company's Unertyl division facilities located in Pennsylvania, were leased on a month-to-month basis and the Company's 2826 Elm St., Inc. nightclub facility was leased under a non-cancelable operating lease expiring through November 2005. Beginning in July 2003, the Company sold the building and relocated its corporate office to Las Vegas, Nevada, which it is leasing under a non-cancelable operating lease expiring in July 2008 at a monthly rate of $6,570. As part of the sale agreement, the Company agreed to leaseback the Ft. Worth facilities through March 2004 at a monthly rate of $6,500. For the three months ended December 31, 2003, the nine months ended September 30, 2003 and each of the years ended December 31, 2002 and 2001, rent expense for the Company's facilities totaled $39,210, $94,635, $66,800 and $92,378, respectively.

At December 31, 2003, future minimum rental payments required under the terms of the Company's Las Vegas office lease agreement was as follows.

                        YEAR ENDED
                       DECEMBER 31,                      AMOUNT

                           2004                    $      78,840
                           2005                           78,840
                           2006                           78,840
                           2007                           78,840
                           2008                           45,990
                                                     -----------

                                                   $     361,350
                                                     ===========

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

                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


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

6.       RELATED PARTY TRANSACTIONS

STOCKHOLDERS

During the three months ended December 31, 2003, the nine month ended September 30, 2003 and each of the years ended December 31, 2002 and 2001, the Company made advances totaling $0, $0, $6,477 and $55,763, respectively, to stockholders and former officers and directors of the Company. The advances were due on demand as funds were available, non-interest bearing and unsecured. In addition, during the same periods, $0, $0, $0 and $10,817, respectively, of these advances were repaid and $0, $0, $42,720 and $0, respectively, were charged to expense as uncollectible. Also, during the year ended December 31, 2002, $55,728 of these advances were reserved because of doubt as to their collectibility and during the nine months ended September 30, 2003, the remaining $112,591 of these advances were charged to expense as uncollectible.

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

During the three months ended December 31, 2003, the nine months ended September 30, 2003, and each of the years ended December 31, 2002 and 2001, the Company received advances totaling $98,521, $404,490, $582,180 and $100,100, respectively, from stockholders. These advances are due upon demand as funds are available, non-interest bearing and unsecured. Also, during the same periods, the Company repaid $0, $636,580 ($148,000 through the issuance of common stock), $5,100 and $0, respectively, of these advances and during the year ended December 31, 2002, $100,000 of these advances were assumed as part of the ELM net assets disposition (Note 12).

                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


STOCK BASED COMPENSATION ARRANGEMENT

In September of 1994, the board of directors entered into a consulting contract with the Company's former CEO. This agreement required the Company to issue 1,000,000 shares of common stock to the CEO and to compensate him at the rate of $10,000 per month. Should the Company be unable to pay the CEO in cash, the Company would issue him its common stock in amount equal to $0.02 per share (which was the share price at the time the consulting contract was entered into). The Company paid the CEO through December of 1994. In January of 1995, the Company and the CEO re-negotiated the agreement to remunerate him solely in stock of the Company. This was necessary because of the Company's cash flow position and inability to pay the previously agreed upon compensation. The agreement required the CEO to perform services for the Company in exchange for 500,000 shares of Company common stock per month. As of the expiration date of the agreement, January 5, 1998, the CEO earned a total of 19,000,000 shares of the Company's common stock with a $360,000 fair value. This compensation was charged to expense over the period of the agreement. The agreement required that the stock not be issued until after the end of the initial term of the agreement, which was three years. In June 2002, the stock was issued and is subject to Rule 144 of the Securities and Exchange Commission and further subject to a five-year "lockup" requirement, precluding the CEO from selling said stock for five years from the date of issuance. Also, in June 2002, these shares were `turned in' to the Company as consideration for the purchase of the net assets of the Company's night club operation by the former CEO (Note 12).

PARAMOUNT MULTISERVICES, INC. (PMI)

On December 30, 2003, the Company acquired all of the outstanding common stock of PMI for a purchase price of $1,300,000 which was discounted to $1,228,430 (Note 4). The purchase price is payable in annual installments through December 30, 2006 at an imputed interest rate of 5.0% in either common stock of the Company or in cash. Because the majority stockholder and a director and officer of PMI is a member of executive management of the Company, the Company obtained an independent business valuation of PMI to support the price paid for its investment.

MANAGEMENT FEES

During the three months ended December 31, 2003, the Company entered into agreements to provide management services to three controlled companies, PMI, IWI and TTI, and accrued management fee revenues pursuant to these agreements totaling $150,000. On December 30, 2003, in connection with the Company's investment in PMI, the management agreement terminated. The remaining agreements, which each provide for quarterly management fees of $30,000, are open ended and can be terminated by either party upon 30 days written notice.

                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


7.       INCOME TAXES

The Company accounts for corporate income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2003, the Company's cost of its investments for federal income tax purposes are equal to its cost for financial reporting purposes.

A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the three months ended December 31, 2003, the nine months ended September 30, 2003 and for each of the years ended December 31, 2002 and 2001 is as follows.


                                                        Three             Nine
                                                        Months           Months
                                                        Ended            Ended
                                                       12/31/03         9/30/03         2002           2001
                                                       --------         -------         ----           ----
     Tax benefits computed at statutory rate       $     604,039  $(     568,157) $(    656,487) $(  1,960,634)
     Increase in valuation allowance                (    524,261)        552,035        650,976      1,957,841
     Adjustment to valuation allowance
       resulting from conversion to a
       business development company                       84,501               -              -              -
     Permanent differences                                 4,723          16,122          5,511          2,793
                                                     -----------    ------------    -----------    -----------
                                                   $           -  $            -  $           -  $           -
                                                    ============   =============   ============   ============


As of December 31, 2003, the Company has approximately $9.8 million of net operating losses available to offset future taxable income and approximately $3.3 million of unrealized depreciation in the carrying value of its investments available to offset future appreciation if it occurs. These carry forwards expire in years 2008 through 2023.

                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


At December 31, 2003 and 2002, significant components of the Company's deferred tax assets (benefits) and liabilities are summarized below.

                                                      2003            2002
                                                      ----            ----
     Deferred tax assets:
         Net operating loss carry forward        $   4,460,665  $   4,275,376
         Amortization differences                            -        157,515
     Less valuation allowance                     (  4,460,665)  (  4,432,891)
                                                   -----------    -----------
                                                             -              -
     Deferred tax liabilities:
         Depreciation differences                            -              -
                                                   -----------    -----------
     Net deferred tax assets                     $           -  $           -
                                                  ============   ============


8. FINANCIAL INSTRUMENTS

The Company's financial instruments, which potentially subject it to credit and other risks, consists of its cash, accounts receivable, investments in equity securities and loans (after becoming a business development company) (Note 1), notes payable and advances to/from officer and stockholders.

CASH

The Company maintains its cash in bank deposit and other accounts, which, at times, may exceed federally insured limits. Although the Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risks involving its cash at December 31, 2003, $1,596,294 of the Company's cash was maintained in financial institutions in excess of federal insurance coverage.

ACCOUNTS RECEIVABLE, TRADE

The Company's accounts receivable are unsecured and generally represent sales on a net 30-day basis to customers located throughout the United States. With the exception for amounts reserved for doubtful collectibility, management believes it is not exposed to any significant credit risks affecting accounts receivable and that these accounts are fairly stated at estimated net realizable amounts. At December 31, 2002 and 2001, accounts receivable are reflected in the accompanying consolidated financial statements net of an allowance for doubtful accounts totaling $290,591 and $6,500, respectively. The allowance represents management's estimate of those receivables that might not be collectible based on the Company's historical collection experience.

                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


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

9. OTHER STATEMENT OF CASH FLOWS DISCLOSURES

For the three months ended December 31, 2003, the nine months ended September 30, 2003 and each of the years ended December 31, 2002 and 2001, supplemental disclosure of cash flow information is as follows:

                                                        Three            Nine
                                                       Months           Months
                                                        Ended           Ended
                                                      12/31/03         9/30/03           2002         2001
                                                      --------         --------          ----         ----


Cash paid for interest                             $       7,673  $       54,722  $      69,553  $      22,331
Cash paid for income taxes                                     -               -              -              -
Non-cash investing and financing activities:
     Issuance of common stock in purchase
         of MMC                                    $           -  $            -  $           -  $     203,000
     Issuance of common stock in exchange
         for services                              $           -  $      401,988  $     387,500  $   2,493,920
     Issuance of common stock in exchange
         for patents                               $           -  $            -  $           -  $     220,000
     Issuance of common stock to repay
         note payable and accrued interest         $           -  $      250,000  $           -  $     769,146
     Issuance of common stock to repay
         stockholder advances                      $           -  $      148,000  $           -  $     171,080
     Issuance of common stock
         previously earned                         $           -  $            -  $     360,000  $           -


                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


10.      STOCK OPTION PLAN

On August 6, 2002, the Company established the 2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (the Plan) as a way of attracting and retaining highly qualified and experienced directors, employees and consultants and to give them a continued proprietary interest in the success of the Company and its subsidiaries. Additionally, the plan is intended to encourage ownership of the Company's common stock. Pursuant to the Plan, as amended on February 20, 2003, the aggregate number of shares that may be optioned, subject to conversion, or issued is 10,000,000 shares of common stock, warrants, options, preferred stock or any combination thereof. As of December 31, 2003, no options have been granted under this plan.

11.      INTERIM FINANCIAL DATA AND FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of the Company's year ended December 31, 2003, adjustments were made to the Company's financial statements that affected previously reported interim 2003 quarterly periods. The overall effect of the adjustments was to decrease net income by $377,741.

12.      DISCONTINUED OPERATIONS (PRIOR TO SEPTEMBER 30, 2003)

2826 ELM, INC. (ELM)

On June 20, 2002, the Company discontinued operations of its night club, which was acquired in January 2001 (Note 1), and sold the remaining net assets to a corporation controlled by a stockholder and former officer and director of the Company (Note 6). In consideration for these net assets, the Company received 19,000,000 if its common stock shares owned by the stockholder with a fair value of $350,000 and recognized a gain on the disposition of $211,453, which is included in the accompanying consolidated financial statements as part of discontinued operations.

TRADE PARTNERS INTERNATIONAL, INC. (TPI)

On April 3, 2002, the Company discontinued operations in its wholly owned subsidiary (Note 1) and incurred a $144,744 loss on the impairment of inventory, which is included in the accompanying consolidated financial statements as a part of discontinued operations pursuant to SFAS No. 144, DISCONTINUED OPERATIONS. TPI operations were part of the Company's tire sealant operating segment (Note 13).

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

                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


13.      BUSINESS SEGMENTS

Prior to becoming a business development company, the Company had six reportable operating segments for which its management reviewed financial information and based decisions. These operating segments are (1) manufacturing night sights for handguns, (2) manufacturing a patented device used for climbing steel surfaces called "The Gripper," (3) manufacturing an Emergency Magnetic-Hydraulic Sea Patch and Pro-Mag Systems, (4) importing and resale of firearms, (5) importing and distribution of a tire sealant product and (6) a nightclub. Generally, these activities are conducted through separate subsidiary corporations.

During the nine months ended September 30, 2003 and each of the years ended December 31, 2002 and 2001, foreign sales were insignificant. The following table reflects certain information about the Company's reportable operating segments related to its continuing operations for the nine months ended
September 30, 2003 and each of the years ended December 31, 2002 and 2001. Information related to its discontinued operations is contained in Note 12.


                                             (1)            (2)            (3)           (4)
                                             IWI          TRIDENT          SEA         FIREARMS
       NINE MONTHS ENDED 9/30/03         NIGHT SIGHTS     GRIPPER         PATCH         RESALE         TOTAL

Revenue, external customers                    337,540                   129,510                      467,050
Operating income (loss)                     (1,521,825)                   94,712                   (1,427,113)
Interest expense                                35,958                                                 35,958
Depreciation/amortization                      152,146                    10,930                      163,076
Consulting services, non cash                  420,000                                                420,000
Expenditures for long-lived assets                                                                          -
Total long-lived assets, net of
   depreciation                                610,094                     9,370                      619,464
Total assets                                 2,813,203                    66,838                    2,880,041


                                           (1)             (2)          (3)          (4)
                                             IWI           TRIDENT        SEA        FIREARMS
               2002                      NIGHT SIGHTS      GRIPPER       PATCH        RESALE           TOTAL

Revenue, external customers                    944,669       28,609      129,510      159,604          1,262,392
Operating income (loss)                     (2,154,986)      (7,690)      94,712       29,142         (2,038,822)
Interest expense                                69,553                                                    69,553
Depreciation/amortization                      256,279                    14,574                         270,853
Consulting services, non cash                  387,500                                                   387,500
Expenditures for long-lived assets              16,842                                                    16,842
Total long-lived assets, net of
   depreciation                              1,192,895                     9,370                       1,202,265
Total assets                                 2,467,799                    66,838                       2,534,637


                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

                                           (1)             (2)          (3)          (4)
                                             IWI           TRIDENT        SEA        FIREARMS
               2001                      NIGHT SIGHTS      GRIPPER       PATCH        RESALE           TOTAL

Revenue, external customers                  1,607,660        2,115       51,208       53,958          1,714,941
Operating income (loss)                     (4,513,616)     (20,317)    (492,743)    (116,623)        (5,143,299)
Interest expense                                52,429                                                    52,429
Depreciation/amortization                      325,370                    43,610                         368,980
Consulting services, non cash                2,493,920                                                 2,493,920
Expenditures for long-lived assets           1,512,998                     3,732                       1,516,730
Total long-lived assets, net of
   depreciation                              1,748,282                    20,163                       1,768,445
Total assets                                 3,664,410                   209,585       107,910         3,981,905



14.      FINANCIAL HIGHLIGHTS

Following is a schedule of financial highlights for the three months ended December 31, 2003, the first reporting period a business development company (Note 1).


Per share date (basic and dilutive):
     Net asset value at beginning of period                                             $                -
                                                                                         -----------------

     Net operating income (loss) before investment gains (losses)                                        -
     Increase in unrealized appreciation on investments (1)                                           0.01
     Cumulative effect of conversion to a business development company                                   -
     Income tax provision                                                                                -
                                                                                         -----------------
     Net increase (decrease) in stockholders' equity from net income (loss)(1)                        0.01
                                                                                         -----------------
     Dividends declared                                                                                  -
     Distributions to stockholders                                                                       -

     Effect of issuance of common shares for cash                                                     0.02
                                                                                         -----------------

     Net asset value at end of period                                                   $             0.03
                                                                                         =================
     Per share market value at end of period                                            $             0.03
     Total return (2)                                                                                17.13%
     Shares outstanding at end of period                                                       437,173,162

Ratio/supplemental data:
     Net assets at end of period                                                        $       11,484,252
     Ratio of operating expenses to average net assets                                                2.44%
     Ratio of net operating income (loss) to average net assets                                       8.78%


(1)      Amount computed using average shares outstanding during the period
(2) Total return equals net income (loss) dividend by average shares out-standing during the period

                         21ST CENTURY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


15.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


Year Ended December 31, 2003

                                                         First         Second         Third            Fourth
                                                         -----         ------         -----            ------
Net sales                                          $     172,278  $      154,645  $     140,127  $     1,158,168
Gross profit                                              12,445          56,645         33,876        1,158,168
Income (loss) before cumulative
   effect of accounting change                      (    322,930)  (     641,495)  (    706,625)       1,776,585
Cumulative effect of conversion to
   business development company                                -               -              -   (      232,996)
Net income (loss)/net increase (decrease)
   in stockholders' equity resulting from
   net income (loss)                                (    267,407)  (     641,495)  (    762,148)       2,009,581
Earnings (loss) per share
   basic and diluted                               $        0.00  $         0.00  $        0.00  $          0.01


Year Ended December 31, 2002

                                                         First         Second         Third            Fourth
                                                         -----         ------         -----            ------
Net sales                                          $     728,758  $      479,910  $     314,731  $(      261,006)
Gross profit                                             438,851         202,971        198,644   (      255,338)
Income (loss) before cumulative
   effect of accounting change                            42,558         219,433   (    228,309)  (    1,930,845)
Cumulative effect of conversion to
   business development company                                -               -              -                -
Net income (loss)/net increase (decrease)
   in stockholders' equity resulting from
   net income (loss)                                      42,558         219,433   (    228,309)   (   1,930,845)
Earnings (loss) per share
   basic and diluted                               $        0.00  $         0.00  $        0.00   $(        1.03)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

none

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our directors, executive officers and key employees and their respective ages and positions are set forth below. Biographical information for each of those persons is also presented below. Our executive officers are appointed by our Board of Directors and serve at its discretion. Arland D. Dunn was appointed to be Chairman of the Board, CEO and President of the Company on May 1, 2002. On that date, Larry B. Bach was appointed as Secretary of the Company. Mr. Dunn became President and Director of all of the Company's then-existing subsidiaries. Shane Traveller and James Terrell were elected to the Board of Directors on September 3, 2003. John Hopf was elected a member of the Board of Directors on December 9, 2003.

Name                   Age     Position Held

Arland D. Dunn          63     Chief Executive Officer, President and Chairman
                               of the Board

Larry B. Bach           66     Secretary and Director

Shane Traveller, CPA    37     Director and Chairman of the Audit and Investment
                               Committee (Named Financial Expert)

James Terrell           --     Director and member of the Audit and Investment
                               Committee

John Hopf               38     Director and member of the Audit and Investment
                               Committee

Alvin L. Dahl, CPA      62     Chief Financial Officer

Kevin Romney            43     General Manager


Arland D. Dunn, President, CEO and Chairman of the Board
Las Vegas, Nevada

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

Always on the lookout for innovative opportunities, Mr. Dunn then entered the then rapidly growing ATM market, which led, in turn to interest in non-bank electronic money transfer. As an outgrowth of the ATM enterprise, a new money-transferring system, which better served the public at less cost and with greater efficiency was developed under Mr. Dunn's supervision.

Following the events of 9/11, Mr. Dunn sought new enterprises to deal with the new world. 21st Century Technologies, Inc. asked him to become their new leader as chairman of the board and chief executive officer at a time of difficulty.

Larry B. Bach, Director and Secretary of the Company

A resident of Henderson, Nevada, Mr. Bach has served as Director since August 20, 2002 and Corporate Secretary to the Company since May 1, 2002, serving at the Company's Las Vegas, Nevada executive offices. From 1998 until 2002, he was Vice-President/Secretary of KeyCom, Inc., which developed the XTRAN (TM) money transfer system, which was sold to Emergent Financial Services, Inc. From 1995 until 1998, Mr. Bach served in various executive capacities with Centennial Financial Services, Inc., dealing in the high-velocity and complex business of dealing in short term consumer debt financing, becoming engaged with Centennial as a result acting as counsel and advisor to Churchill-Steele Ltd., a New Orleans-based venture capital firm. Prior to Churchill-Steele, Mr. Bach engaged in the private practice of law, with additional experience as chairman of the Homestead Oil Company, which engaged in drilling and exploration, principally in Oklahoma.

Mr. Bach received a Bachelor of Arts (English) from the University of North Texas, followed by a JD from Southern Methodist University, where he served on the Law Review as a member of the Board of Editors of the Journal of Air Law and Commerce.

Shane Traveller, CPA, Director

Mr. Traveller brings an extensive background in service to public companies both as an independent auditor, then later as an officer and director.

At a Nasdaq NMS-listed medical device company, he oversaw all operations, product development and manufacturing in addition to financial reporting, investor relations, and information systems. Originally brought in as interim CFO to cut costs, improve reporting and investor relations, he was later named President and COO with responsibility for all aspects of the company. During his tenure, sales increased 33%, productivity increased 45%, staffing decreased 42% and the company achieved cash flow break even for the first time in ten years.

With a company he co-founded, Mr. Traveller established supply channels in Eastern Europe, negotiated a letter of intent and subsequent joint venture agreement with a Russian supplier, and oversaw the market release of five new products. He raised seed capital and set up the production facility, and internal accounting controls.

As a consultant and independent auditor, Mr. Traveller has been closely involved in the development and implementation of internal controls, management of staff, preparation and filing of countless financial statements and SEC filings. He has led clients through IPO's and secondary offerings, private placements, mergers and acquisitions, and conversions to a Business Development Company under the Investment Act of 1940.

A "clean up" specialist, Mr. Traveller assists companies with meeting SEC compliance, listing requirements, and corporate governance. He is also involved in providing management consulting, assisting with business plan development and implementation, and providing capital formation guidance.

EDUCATION AND OTHER INFORMATION

o Brigham Young University - Bachelor of Science degree from Marriott School of Management, major in Accounting, minor in Finance

o Certified Public Accountant - State of California certificate number 66731 (inactive)

o  American Institute of Certified Public Accountants

James Terrell, Director

Mr. Terrell brings extensive business experience in various industries. Mr. Terrell has owned and operated various wedding chapels since 1968 and currently helps operate The Little White Chapel on Las Vegas Boulevard. The Little White Chapel is widely known all over the world for performing weddings for celebrities such as Michael Jordan, Bruce Willis, Demi Moore, and even Britney Spears.

In addition to owning and operating wedding chapels, Mr. Terrell brings experience in owning and operating various investment and retail businesses.

John Hopf, Director

Mr. Hopf brings extensive experience in the fields of investment banking, business plan development, strategic alliances, mergers and acquisitions, and public relations. As an advisor for the Compass Capital Group, Mr. Hopf acts as both advisor and investment banker to help clients facilitate strategic alliances, mergers and acquisitions, and access to capital markets. Mr. Hopf is a holder Series 7, 24,55 and 63 securities licenses. He was director of Business Development a AB Watley Group, Inc. New York, dealing with trade volumes of over 100,000,000 shares per month. Prior to his Watley experience, Mr. Hopf served as General Securities Principal and Trader for Andover Brokerage, New York, including management of 40 branch offices. Prior to his career in the brokerage industry, Mr. Hopf served in the U. S. Marine Corps and majored in Marketing while attending C. W. Post College at Long Island University.

Alvin L. Dahl, CPA, Chief Financial Officer

Mr. Dahl, a certified public accountant has extensive experience in the accounting industry. In 1994, he acquired Ray & Associates, LLP, an accounting firm specializing in tax, audit, and management advisory services. Under his supervision, the firm averaged an annual growth rate of 30+%, more than doubling the annual revenue, while retaining 90% of its original clients. In 2000, Mr. Dahl sold the accounting and auditing portion of the firm as well as the majority of the tax services and retained certain tax clients and the management advisory services.

Prior to his ownership background in the accounting industry, Mr. Dahl served as Chief Financial Officer for Advanced Framing Systems, Inc., a steel housing manufacturer with annual sales of $40 million and 100 + employees; and held various asset management positions for financial firms in the real estate industry.

Mr. Dahl also held executive level positions in various financial institutions including positions as President and Chairman of the Board in two Texas Savings & Loan Associations prior to industry deregulation.

Mr. Dahl completed his BBA in Finance and Accounting at The University of Texas at Austin in 1966 and has completed 36 semester hours of graduate level course work.

Kevin D. Romney, CPA, General Manager

Mr. Romney served the Company as General Manager since May 20, 2002. In 1987, Mr. Romney founded The Romney Group, a telemarketing company specializing in the sale of financial products, surveys, subscriptions, lead generation, political calling etc. Clients include Chase, Discover, First USA, Greyhound, NRA, Phillip Morris, Investors Business Daily, American Remodeling, Republican and Democratic candidates. At inception, the company's main product was finding locations for vending machines owned by individual investors. In 1995, The Romney Group expanded to include other types of telemarketing. Explosive growth of 60-70% per year led to recognition of The Romney Group as one of the 15 fastest growing telemarketing companies of its size by Telemarketing Magazine for several years in a row, growing to revenue in excess of $3 million per year. Prior to the founding of The Romney Group, Mr. Romney was an auditor for Ernst & Whinney, a Big Eight CPA firm.

Mr. Romney received his BBA from Brigham Young University, with emphasis in accounting.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth information as of December 31, 2003,

                                                             Annual
Name and Principal Position                   Year(s)        Salary       Bonus
---------------------------                   -------        ------       -----

Arland D. Dunn                                2003          $150,000        $0
CEO and President

Larry B. Bach, Director and Secretary         2003            *             $0

Kevin Romney, General Manager                 2003          $104,000        $0

Alvin L. Dahl                                 2003            *             $0
Chief Financial Officer

   * Less than $100,000.00

COMPENSATION OF  DIRECTORS.

The Company's standard arrangement for compensation of directors for any services provided as Director, including services for committee participation or for special assignments ranges from $500.00 to $1,500.00 per meeting.

ITEM 12. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information furnished to us with respect to the beneficial ownership of our common stock by (i) each executive officer, director and nominee, and by all directors and executive officers as a group, and (ii) each beneficial owner of more than five percent of our outstanding common stock, in each case as of December 31, 2003. Unless otherwise indicated, each of the persons listed has sole voting and dispositive power with respect to the shares shown as beneficially owned, subject to applicable community property laws.

         Except as otherwise stated, the mailing address for each person identified below is 2700 W. Sahara, Suite 440, Las Vegas, Nevada.


                                                 Shares Beneficially     Percent of Class
               Name                     Class         Owned (1)
-----------------------------------     ------     ----------------     -------------------
Fredricks Partners
5707 Corsa, Suite 107
Westlake Village, CA 913652             Common       12,000,000 (2)                 2.7%

Fredericks Partners                     Series B
                                        Preferred    1,200,000 (3)                100.0%

Arland D. Dunn, Chief Executive
  Officer & Director                    Common             -0-

Arland D. Dunn                          Series C
                                        Preferred    5,000,000                     33.3%

Larry B. Bach, Secretary & Director     Common          50,000(2)                     *

Larry B. Bach                           Series C
                                        Preferred    2,500,000                     16.7%

Alvin L. Dahl, Chief Financial Officer  Common       2,495,000(2)                     *

James B. Terrell,  Director             Common       2,350,000(2)                     *

Shane H. Traveller, Director            Common             -0-

All Directors and Officers as a group:

Common Stock                            (5 persons)  4,895,000


Series B Preferred                      (1 person)   1,200,000

Series C Preferred                      (2 persons)  7,500,000


* Less than 1%.

(1) Unless noted otherwise, the address for all persons listed is c/o the Company at 2700 W. Sahara Blvd, Suite 440, Las Vegas, NV 89102
(2) Percentage of beneficial ownership is based on 437,173,162 shares of common stock outstanding as of December 31, 2003, and 1,200,000 and 15,000,000 shares of Series B and Series C preferred stock outstanding, respectively, on December 31, 2003.
(3) Arland D. Dunn is the managing partner of Fredericks Partners. In this capacity, he has full voting control over the stock.

ITEM 14. CONTROLS AND PROCEDURES.

(a) Within the 90-day period prior to the filing date of this annual report, the Company's chief executive officer and chief financial officer conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934). Based upon this evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them of any material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934.

(b) There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (a) Documents filed as part of this Report:

         1. The following financial statements are incorporated by reference from the Consolidated Financial Statements, Notes thereto and Reports of Independent Public Accountants

         Balance Sheet as of September 30, 2003 and December 31, 2003 and 2002.

         Statement of Operations for the nine months ended September 30, 2003 and 3 months ended December 31, 2003, and years ended December 31, 2002, and 2001.

         Statement of Cash Flows for the years ended December 31, 2003, 2002

         Statement of Investments as of December 31, 2003.

         Stockholders' Equity for the Years ended December 31, 2003, 2002, and 2001

         Notes to Financial Statements.

         Reports of Independent Public Accountants.



          a. The following exhibits are filed herewith or incorporated by reference as set forth below:

EXHIBIT
NUMBER      DESCRIPTION
--------------------------------------------------------------------------------

1           Articles of Incorporation of First National
            Holding Corporation dated January 28, 1994

2           Certificate of Amendment to Articles of
            Incorporation filed September 19, 1994

3           Certificate of Amendment to Articles of
            Incorporation filed September 29, 1995

4           Articles of Merger filed May 19, 1995

5           Bylaws

8 Trident Technologies Sub-License Agreement dated July 31, 1996

9           Limited Exclusive Patent License

10 Agreement between The Regents of the University of California and Trident Technologies Corporation

11          License of Dept. of Treasury, Bureau
            Of Alcohol, Tobacco and Firearms

12          Representation Agreement dated
            May 3, 1999

13          Registry of Radioactive Sealed Sources
            and Devices dated February 20, 1996

14          U.S. Nuclear Regulatory Commission
            Materials License dated October 18, 1996

15          NRC Registration Amendment
            dated August 22, 1997

16          Request to Rescind Confirmatory Order
            dated September 14, 1998


17          Distribution and Agency Agreement
            dated October 15, 1999

18          Radioactive Materials License dated
            October 09, 1999

19          U.S. Bankruptcy Court Order Confirming
            Plan of Reorganization dated February 1,
            1995

23          Purchase Order dated April 3, 2000

24          Subsidiaries of the Registrant

25          MMC Acquisition Agreement

26          PRE 14C filed January 17, 2003

27          DEF 14C filed January 30, 2003

28          S-8 registration statement filed February 20, 2003

29          S-8 registration statement filed June 25, 2003

30          N-54A Election as a BDC filed August 27, 2003

31          1-E Notification of Stock sales filed August 28, 2003

32          2-E Registration Statement filed October 6, 2003

33          PRE 14C  filed October 8, 2003 to increase Authorized Shares

34          DEF 14C filed October 20, 2003 increasing Authorized Shares

35          1-E Notification of Stock sales filed November 28, 2003

36          SEC EXHIBIT 14 - Code of Ethics

            SEC EXHIBIT 31.1 - Certification of Chief Executive Officer Pursuant
                               to Rule 13a-14(a) and 15d-14(a)

            SEC EXHIBIT 31.2 - Certification of Chief Financial Officer Pursuant
                               to Rule 13a-14(a) and 15d-14(a)

            SEC EXHIBIT 32.1 - Certification of Chief Executive Officer Pursuant
                               to Section 1350 of Title 18 of the U.S. Code

            SEC EXHIBIT 32.2 - Certification of Chief Financial Officer Pursuant
                               to Section 1350 of Title 18 of the U.S. Code

            1- Incorporated by reference to the Form 10-SB filed with the SEC on
               January 27, 2000.
            2- Incorporated by reference to the Form 10-KSB filed with the SEC on April 12, 2001.

b) Several Form 8-Ks were issued and submitted to the Securities and Exchange Commission during the reporting period. These Form 8-K dealt with earnings projections, Financial releases, resignation and election of directors, removal of director and election of A replacement, the moving of the corporate offices and correction of the terms of a reported Transaction.

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



Date:  March 30, 2004                  By: /s/ ARLAND D. DUNN
                                           _____________________________________
                                           Arland D. Dunn
                                           President and Chief Operating Officer


       March 30, 2004                  By: /s/ ALVIN L. DAHL
                                          ______________________________________
                                          Alvin L. Dahl
                                          Chief Financial Officer