Form 10-Q
period 2004-03-31
21ST CENTURY TECHNOLOGIES INC
filed 2004-05-17
CIK 1090870

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 493,425,811 as of May 10, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I.    FINANCIAL INFORMATION

      In this Quarterly Report, the "Company", "21st", "we", "us" and "our" refer to 21st Century Technologies, Inc and its wholly owned portfolio companies unless the context otherwise requires.

                        SELECTED FINANCIAL AND OTHER DATA

      The selected financial and other data below should be read in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements (unaudited) and notes thereto.


                                                                           THREE MONTHS ENDED MARCH 31,
                                                                         ---------------------------------
                                                                               2004              2003
                                                                         ----------------   --------------
INCOME STATEMENT DATA:
Operating income                                                         $        303,270   $      172,278
Net operating income before investment gains and losses                          (134,682)        (267,407)
Net income/Net increase in stockholders' equity resulting from
earnings                                                                          734,871         (267,407)

PER COMMON SHARE DATA:
Earnings per common share basic and diluted                              $           0.00   $         0.00
Net operating income before investment gains and losses per common
   share basic and diluted                                                           0.00             0.00
Net asset value per common share (a)                                                 0.03            0.006
Dividends declared per common share                                                 0.000             0.00

SELECTED PERIOD-END BALANCES:
Total investment portfolio                                               $     13,588,991   $         0.00
Total assets                                                                   15,451,009        2,466,682
Borrowings                                                                      1,917,859        1,787,502


Number of Portfolio Companys                                                            9                7
Number of employees                                                                   156               21


(a)  Based on common shares outstanding at period-end


ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

                         21ST CENTURY TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors and Stockholders
21st Century Technologies, Inc.
 Las Vegas, NV


We have reviewed the accompanying balance sheet of 21st Century Technologies, Inc. as of March 31, 2004 and the related consolidated statements of operations and cash flows for the three months ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.




Turner, Stone & Company LLP
Certified Public Accountants
Dallas, Texas
May 12, 2004


                         21ST CENTURY TECHNOLOGIES, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2004



                                        ASSETS

Investments:
          Investments in equity securities, at fair value
                            (cost of $6,067,813)                                          $          8,039,350
          Investments in and advances to controlled
                            companies, at fair value (cost of $7,193,102)                            2,758,950
          Commercial loans, at fair value (cost of $2,790,691)                                       2,790,691
                                                                                         ---------------------------
                            Total investments                                                       13,588,991
Cash and cash equivalents                                                                            1,617,413
Receivables:
          Investment advisory and management fees                                                      150,000
          Interest and dividends                                                                        36,438
Other assets                                                                                            58,167
                                                                                         ---------------------------

                                                                                          $         15,451,009
                                                                                         ===========================

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
          Accounts payable and accrued liabilities                                        $             77,131
          Advances from stockholders                                                                   314,053
          Notes payable, controlled companies                                                        1,228,430
          Notes payable, others                                                                        286,621
                                                                                         ---------------------------

                            Total liabilities                                                        1,906,235
                                                                                         ---------------------------

Commitments and contingencies                                                                                -

Stockholders' equity:
          Preferred stock, Series A, $.001 par value, 1,200,000                           $
                            shares authorized, no shares issued and outstanding                              -
          Preferred stock, Series B, $.001 par value, 1,200,000
                            shares authorized, issued and outstanding                     $              1,200
          Preferred stock, Series C, $.001 par value, 15,000,000
                            shares authorized, issued and outstanding                                   15,000
          Preferred stock, Series D, $1 stated value, 1,000,000
                            shares authorized, 10,000 shares issued and outstanding                     10,000
          Common stock, $.001 par value, 750,000,000 shares
                            authorized, 493,100,811 shares issued and outstanding                      493,101
          Additional paid in capital                                                                25,496,206
          Common stock subscriptions receivable                                                        (86,000)
          Accumulated deficit                                                                       (9,922,117)
          Unrealized appreciation (depreciation) on investments                                     (2,462,616)
                                                                                         ---------------------------

                            Total stockholders' equity                                              13,544,774
                                                                                         ---------------------------

                                                                                          $         15,451,009
                                                                                         ===========================

                See Notes to Consolidated Financial Statements

                21ST CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                  MARCH 31, 2003
                                                                  --------------
ASSETS

CURRENT ASSETS:
         Cash and cash equivalents                            $               -
         Accounts Receivable, net                                       144,929
         Inventories                                                    499,612
         Advances to Stockholders, net                                  109,216
                                                              ------------------

                  Total Current Assets                                  753,757

Property, Plant, and Equipment, Net                                   1,169,532

Other Assets, Net                                                       543,393
                                                              ------------------

                  Total Assets                                $       2,466,682
                                                              ==================


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts Payable-trade                               $         986,703
         Accounts Payable-other                                               -
                                                              ------------------
         Total Current Liabilities                                      986,703

OTHER LIABILITIES:
         Notes Payable                                                  250,079
         Advances from Stockholders                                     550,780
                                                              ------------------
                  Total Other Liabilities                               810,859
                                                              ------------------

TOTAL LIABILITIES:                                                    1,787,562
                                                              ------------------
MINORITY INTEREST-MMC                                                     3,158
STOCKHOLDERS' EQUITY:
         Common Stock,113,980,802 and 164,313,545 issued
         and outstanding shares
         at $.001 par value at March 31, 2003 and 2002,
         respectively                                                   113,981
         Paid-in Capital                                             14,286,323
         Preferred Stock, 1,200,000 and 0 issued and
         outstanding shares at  $.001 par value at
         March 31, 2003 and 2002
         respectively                                                     1,200

         Retained Earnings (Deficit)                                (13,725,542)
         Treasury Stock                                                 (16,444)
         Stock Subsriptions                                                   -
                                                              ------------------
                  Total Stockholders' Equity                            675,962
                                                              ------------------

         Total Liabilities and Stockholders' Equity           $       2,466,682
                                                              ==================

                 See Notes to Consolidated Financial Statements



                         21ST CENTURY TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                          --------------------------------
                                                                              2004              2003
                                                                          --------------------------------
OPERATING INCOME
Interest and fees on commercial loans                                     $     153,270    $         0.00
Advisory fees and other income                                                  150,000              0.00
                                                                          --------------------------------
Total operating income                                                          303,270           172,278
                                                                                    0.0           171,533
COST OF REVENUES
OPERATING EXPENSES

Interest expense                                                                 28,327              0.00
Advertising & Selling                                                             9,291             5,448
   Depreciation & Amortization                                                   15,524            55,757
Total employee compensation                                                     142,988            82,081
General and administrative expense                                              241,822           123,366
                                                                          --------------------------------
Total operating expenses                                                        437,952           266,662
                                                                          --------------------------------
NET OPERATING INCOME BEFORE INVESTMENT GAINS AND LOSSES                        (134,682)         (267,407)
                                                                          --------------------------------
Realized gains (losses) on investments                                               --                --
Net change in unrealized appreciation (depreciation) on investments             883,275              0.00
                                                                          --------------------------------

NET INCOME/NET INCREASE IN STOCKHOLDERS' EQUITY RESULTING FROM EARNINGS   $     734,871    $     (267,407)
                                                                          --------------------------------
Earnings per common share basic and diluted                               $        0.00    $         0.00
Cash dividends declared per share                                         $        0.00    $         0.00
Weighted average common shares outstanding                                  467,593,320       113,980,802
Weighted average common shares outstanding--diluted                         467,593,320       113,980,802



                See Notes to Consolidated Financial Statements

                         21ST CENTURY TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                           -------------------------------
                                                                                  2004            2003
                                                                           -------------------------------
OPERATING ACTIVITIES                                                                  919,971     (135,269)

                                                                           -------------------------------
      Net cash provided by operating activities                                       919,971        2,186
                                                                           -------------------------------
INVESTING ACTIVITIES

   Repayment of Commercial Loans                                                       75,000         0.00
   Investment in Equity Securities                                                 (1,087,976)        0.00)
   Investments in Commercial Loans                                                 (1,253,665)        0.00)
                                                                           -------------------------------
      Net cash provided by (used in) investing activities                         (2,266,641)         0.00)
                                                                           -------------------------------
FINANCING ACTIVITIES
   Issuance of common stock, net of costs                                           1,297,347

   Repayment of stockholder advances                                                (129,558)        3,375
                                                                           -------------------------------
      Net cash (used in) provided by financing activities                           1,167.789        3,375
                                                                           -------------------------------
      Increase (decrease) in cash and cash equivalents                                178,881         0.00
      Cash and cash equivalents at beginning of period                                  9,389         0.00
                                                                           -------------------------------
      Cash and cash equivalents at end of period                           $        1,617,413  $      0.00
                                                                           ===============================
SUPPLEMENTAL DISCLOSURES
      Interest paid                                                        $                0  $      0.00



                 See Notes to Consolidated Financial Statements

                        21ST CENTURY TECHNOLOGIES, INC.

                             SCHEDULE OF INVESTMENTS


                                                             TITLE OF SECURITY     PERCENTAGE OF         MARCH 31,2004
           PORTFOLIO COMPANY             INDUSTRY             HELD BY COMPANY      CLASS HELD       FAIR VALUE        COST
---------------------------------        ------------------  -----------------     -------------    -----------    ------------
Investments in equity securities:


Jane Butel Corporation                   Food Services        Common Stock              4.22%       $  295,000      $  295,313
TransOne, Inc.                           Financial Services   Common Stock             10.17%        2,246,850         275,000
Primetime Call Centers                   Financial Services   Common Stock                             197,500         197,500
Health Care Investors of
    America, Inc.                        Real Estate          Series B Preferred       15.38%        5,300,000       5,300,000
                                                                                                    -----------     -----------

                                                                                                     8,039,350       6,067,813
                                                                                                    -----------     -----------

Investments in and advances to
     controlled companies:


American Impersonators, Inc              Entertainment        Common Stock               100%           16,000          16,125
Credit Card Financial Corp               Financial Services   Common Stock               100%          135,950         135,943
Paramount MultiServices, Inc.            Financial Services   Common Stock               100%        1,428,000       1,428,105
Prizewise, Inc.                          Technologies         Common Stock                51%          121,000         121,164
Innovative Weaponry, Inc.                Manufacturing        Common Stock               100%          181,000       3,173,125
Trident Technologies, Inc.               Manufacturing        Common Stock               100%          719,000       1,870,825
Griffon USA, Inc.                        Inactive             Common Stock               100%            9,000         393,326
Hallmark Human Resources, Inc.           Inactive             Common Stock               100%           45,000          51,489
Trade Partners International, Inc.       Inactive             Common Stock               100%           48,000           1,000
Net Construction, Inc.                   Inactive             Common Stock               100%            8,000           1,000
U.S. Optics Technologies, Inc.           Inactive             Common Stock               100%           48,000           1,000
                                                                                                    -----------     -----------

                                                                                                     2,758,950       7,193,102
                                                                                                    -----------     -----------

Commercial loans:


City Wide Funding, Inc.                  Financial Services   Debt                                   1,524,924       1,524,924
1920 Bel Air, LLC                        Real Estate          Debt                                   1,175,000       1,175,000
Five unrelated individuals               N/A                  Debt                                      90,767          90,767
                                                                                                    -----------     -----------

                                                                                                     2,790,691       2,790,691
                                                                                                    -----------     -----------

                    Total investments                                                               13,588,991      16,051,606
                                                                                                    ===========     ===========


                See Notes to Consolidated Financial Statements

                         21ST CENTURY TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. DESCRIPTION OF BUSINESS AND UNAUDITED INTERIM FINANCIAL STATEMENTS BASIS OF PRESENTATION

      21st Century Technologies, Inc. ("21st" or the "Company" or "we" or "us" or "our") is a solutions-focused financial services company that provides financing and advisory services to companies throughout the United States. The Company is an internally managed, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940, as amended.

      The Company will not elect to be treated for federal income tax purposes as a regulated investment company under the Internal Revenue Code with the filing of our corporate income tax return for 2003.

      Interim consolidated financial statements of 21st are prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods, have been included. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2003, as filed with the SEC.

      The accompanying financial statements reflect the accounts of 21st Century Technologies, Inc., and the related results of operations. In accordance with
Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments in which the Company has a controlling interest.

NOTE 2.    INVESTMENTS

      As of March 31, 2004 and December 31, 2003, investments consisted of the following:

                                                      MARCH 31, 2004               DECEMBER 31, 2003
                                                ---------------------------   ---------------------------
                                                    COST        FAIR VALUE        COST       FAIR VALUE
                                                -------------  ------------   ------------  -------------
Commercial loans                                $   2,790,691  $  2,790,691   $  1,692,645  $   1,692,645
Investments in equity securities                    6,067,813     8,039,350      5,625,000      6,430,000
Investments in and advances to Portfolio
   Companies                                        7,193,102     2,758,950      6,467,320      2,316,430
                                                -------------  ------------   ------------  -------------
Total                                           $  16,051,606  $ 13,588,991   $ 13,794,965  $  10,439,075
                                                =============  ============   ============  =============

      21st's customer base includes primarily small- and medium-sized private companies in various industry sectors. The proceeds of the loans to these companies are generally used for buyouts, growth, acquisitions, liquidity, refinancings and restructurings. In addition, we may occasionally make loans to individuals who are principals in these companies where the proceeds are used for or in connection with the operations or capitalization of such companies. The company's loans generally have stated maturities at origination that range from 3 months to 5 years. Customers typically pay an origination fee based on a percentage of the commitment amount. They also often pay a management advisory fee.

      At March 31, 2004, loans had associated equity interests or other provisions designed to provide the Company with an enhanced internal rate of return. These equity and equity-like instruments generally do not produce a current return, but are held for potential investment appreciation and capital gains. In some cases, some or all of the deferred interest may be exchanged as the exercise price for the option to purchase warrants. The equity interests and warrants and options to purchase warrants often include registration rights, which allow 21st to register the securities after public offerings.

      The composition of 21st's portfolio of publicly and non-publicly traded investments as of March 31, 2004 and December 31, 2003 at cost and fair value was as follows excluding unearned income:


                                                       MARCH 31, 2004               DECEMBER 31, 2003
                                                 -------------------------------------------------------------
                                                 INVESTMENTS    PERCENTAGE OF  INVESTMENTS AT  PERCENTAGE OF
                                                    COST       TOTAL PORTFOLIO    COST         TOTAL PORTFOLIO
                                                 -------------------------------------------------------------
Debt                                             $  2,790,691          17.0%   $   1,692,645         12.4%

Equity                                              6,067,813          37.8%       5,625,000         41.4%

Investments in and advances to controlled
   companies                                        7,193,102          45.2%       2,316,430         46.2%
                                                 -------------------------------------------------------------
Total                                            $ 16,051,166         100.0%   $  13,602,192        100.0%
                                                 =============================================================

                                                   MARCH 31, 2004                 DECEMBER 31, 2003
                                             ----------------------------------------------------------------
                                             INVESTMENTS AT  PERCENTAGE OF     INVESTMENTS    PERCENTAGE OF
                                             FAIR VALUE      TOTAL PORTFOLIO   FAIR VALUE     TOTAL PORTFOLIO
                                             ----------------------------------------------------------------
Debt                                         $   2,790,691          20.5%     $  1,692,645          16.2%

Equity                                           8,039,350          59.2%        6,430,000          61.6%

Investments in and advances to controlled
   companies                                     2,758,950          20.3%        2,316,430          22.2%
                                             ----------------------------------------------------------------
Total                                        $  13,588,991         100.0%     $ 10,439,075         100.0%
                                             ================================================================



      Set forth below are tables showing the composition of 21st's portfolio by industry sector at cost and fair value at March 31, 2004 and December 31, 2003 excluding unearned income:


                                                    MARCH 31, 2004                DECEMBER 31, 2003
                                              ---------------------------------------------------------------
                                              INVESTMENTS AT  PERCENTAGE OF     INVESTMENTS   PERCENTAGE OF
                                                 COST         TOTAL PORTFOLIO   AT  COST      TOTAL PORTFOLIO
                                              ---------------------------------------------------------------

Food Services                                 $     294,663           2.0%    $     200,000          1.4%
Financial Services                                2,133,367          13.3%          531,878          3.9%
Entertainment                                        16,125          0.00%                0            0%
Real Estate                                       6,475,000          40.3%        6,550,000         47.5%
Other                                             7,132,451          44.4%        6,503,087         47.2%
                                              ---------------------------------------------------------------
   Total                                      $  16,051,606         100.0%    $  13,784,965        100.0%
                                              ===============================================================


                                                    MARCH 31, 2004                DECEMBER 31, 2003
                                              ----------------------------------------------------------------
                                              INVESTMENTS AT  PERCENTAGE OF     INVESTMENTS    PERCENTAGE OF
                                              FAIR VALUE      TOTAL PORTFOLIO   AT FAIR VALUE  TOTAL PORTFOLIO
                                              ----------------------------------------------------------------
Food Services                                       294,663           2.2%          200,000          1.9%
Financial Services                                4,098,367          30.2%        1,336,878         12.8%
Entertainment                                        16,125             0%                0            0%
Real Estate                                       6,475,000          47.7%        6,550,000         62.8%
Other                                             2,704,836          19.9%        2,352,197         22.5%
                                              ----------------------------------------------------------------
   Total
                                              $  13,588,991         100.0%   $   10,439,075        100.0%
                                              ================================================================



NOTE 3.    EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2004 and 2003:


                                                        THREE MONTHS ENDED MARCH 31,
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)               2004                         2003
                                             -------------------      ----------------------
 BASIC
      Net income/Net increase in
      stockholders' equity
      resulting from earnings                $         734,871        $            (267,407)
      Weighted average common
         shares outstanding                        467,137,217                  113,980,802
      Earnings per common
         share-basic                         $            0.00        $                0.00
DILUTED
      Net income/Net increase in
      stockholders' equity
      resulting from earnings                $         734,871        $            (267,407)
      Weighted average common
         shares outstanding                        467,137,217                  113,980,802


NOTE 4.    CONTINGENCIES


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

      On February 20, 2004, in Case No. 02-1927 RGK, in the United States District ourt for the Central District of California, in a case styled Bike Doctor, a California Partnership -vs- 21st Century Technologies, Inc., Kenneth
E. Wilson and Scott Sheppard, a judgment was entered against the Company for $145,000, together with interest and costs. The judgment arises out of a Motion for Summary Judgment filed by the Plaintiff. The Company has given notice of appeal to the 9th Circuit Court of Appeals. Counsel for the Company is reviewing the record to determine the efficacy of grounds for appeal.

      Daniel Brailey, Richard Grob and James Mydlach have sued 21st Century Technologies, Inc. in the District Court of Clark County, Nevada. The matter bears Case No. A482378 and is pending in Department No. III in that jurisdiction. The case arises generally oout of an alleged breach of contract.

      We are also a party to certain legal proceedings incidental to the normal course of our business including disputes under contracts. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

NOTE 5.    SUBSEQUENT EVENT

      The death of Arland D. Dunn, Chairman and CEO of the Company, resulted in the following changes to the officers and directors: Larry Bach was elected as Acting Chairman of the Board, Kevin Romney was elected President and CEO, and John Dumble was appointed to the Board of Directors to fill the unexpired term of Arland D. Dunn.

During the fourth quarter of 2003, we issued 10,000 of our Series D preferred stock in consideration for secured preferred securities of Pacific Development ("Pacific"), an Arizona limited liability company, with liquidation preference of $10.0 million. Simultaneously with the transaction, we agreed to exchange our Pacific preferred securities for preferred securities in HCIA in connection with an unrelated transaction between HCIA and Pacific. The Pacific and HCIA securities have identical rights and preferences. Pursuant to the Membership Interest Purchase Agreement between HCIA and Pacific, one hundred percent of the membership interests of Pacific were being acquired by HCIA. The transaction was terminated by mutual agreement of the parties. Pacific is the owner of certain ocean front real property in Ixtapa-Zijuatenajo, Mexico and the Pacific assets would have represented substantially all of the material assets of HCIA had the transaction been completed. On May 13, 2004, we provided our consent to the termination in consideration for the delivery of preferred securities in Pacific and agreed to cancel any rights to the HCIA securities. We determined it was in the best interest of the Company to exchange the HCIA securities in order to preserve our indirect preferred claim on the real estate assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information contained in this section should be read in conjunction with the Selected Consolidated Financial and Other Data, the Selected Operating Data and our Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report. This Quarterly Report, including the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", and "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation (1) any future economic downturn could impair our customers' ability to repay our loans and increase our non-performing assets, (2)economic downturns can disproportionately impact certain sectors in which we concentrate, and any future economic downturn could disproportionately impact the industries in which we concentrate causing us to suffer losses in our portfolio and experience diminished demand for capital in these industry sectors, (3) a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities, (4) interest rate volatility could adversely affect our results, (5) the risks associated with the possible disruption in the Company's operations due to terrorism and (6) the risks, uncertainties and other factors we identify from time to time in our filings with the Securities and Exchange Commission, including our Form 10-Ks, Form 10-Qs and Form 8-Ks. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be incorrect. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report.

                                    OVERVIEW

      21st Century Technologies, Inc. is a solutions-focused financial services company providing financing and advisory services to small and medium-sized companies throughout the United States. Effective October 1, 2003, we became an internally managed, non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940. 21st Century Technologies, Inc. will not elect to be treated for federal income tax purposes as a regulated investment company under the Internal Revenue Code with the filing of its federal corporate income tax return for 2003

                     PORTFOLIO COMPOSITION AND ASSET QUALITY

      Our primary business is lending to and investing in businesses, primarily in the financial services, and technology industry sectors, through investments in senior debt, subordinated debt and equity-based investments, including warrants and equity appreciation rights. Though we intend to increase our level of subordinated debt and equity-based investments, we expect a substantial majority of our portfolio will continue to consist of investments in portfolio companies. The total fair value of investments in non-publicly traded securities was $13,588,991 and $10,439,075 at March 31, 2004 and December 31, 2003,
respectively (exclusive of unearned income).

      The following table summarizes 21st's assets held and income from Majority Owned Companies, Controlled Companies and Other Affiliates:

                                                                                 MARCH 31,    DECEMBER 31,
                                                                                   2004           2003
ASSETS HELD:                                                                    ------------  ------------
      Majority Owned Companies (a):
         Investments in and advances to                                            2,758,930     2,316,430
      Controlled Companies (b):
      Other Affiliates (c):
         Loans at fair value                                                       2,790,691     1,692,645
         Equity Investments at fair value                                          8,039,350     6,430,000


                                                                                    THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                   2004          2003
                                                                                ----------    -----------
INCOME RECOGNIZED:
      From Majority Owned Companies (a):
         Interest and fee income                                                 $ 178,270    $   158,168
      From Controlled Companies (b):
      From Other Affiliates (c):
         Interest and fee income                                                   125,000      1,000,000
         Net change in unrealized appreciation (depreciation) on investments       883,275        868,000
         Realized losses on investments                                               --             --



(a) Majority owned companies are generally defined under the Investment Company Act of 1940 as companies in which MCG owns more than 50% of the voting securities of the company.

(b) Controlled companies are generally defined under the Investment Company Act of 1940 as companies in which MCG owns more than 25% but not more than 50% of the voting securities of the company.

(c) Other affiliates are generally defined under the Investment Company Act of 1940 as companies in which MCG owns at least 5% but not more than 25% of the voting securities of the company.

                                  ASSET QUALITY

      Asset quality is generally a function of our underwriting and ongoing management of our investment portfolio. As a business development company, our loans and equity investments are carried at market value or, in the absence of market value, at fair value as determined by our board of directors in good faith on a quarterly basis. As of March 31, 2004 and December 31, 2003, unrealized depreciation on investments totaled $2,462,616 and $3,345,891, respectively. For additional information on the change in unrealized depreciation on investments, see the section entitled "Reconciliation of Net Operating Income to Net Increase (Decrease) in Stockholders' Equity from Earnings".


We monitor loan concentrations in our portfolio, both on an individual loan basis and on a sector or industry basis, to manage overall portfolio performance due to specific customer issues or specific industry issues


      We monitor individual customer's financial trends in order to assess the appropriate course of action with respect to each customer and to evaluate overall portfolio quality. We closely monitor the status and performance of each individual investment on a quarterly and, in some cases, a monthly or more frequent basis. Because we are a provider of long-term privately negotiated investment capital to growth-oriented companies and we actively manage our investments through our contract structure, we do not believe that contract exceptions such as breaches of contractual covenants or late delivery of financial statements are necessarily an indication of deterioration in the credit quality or the need to pursue remedies or an active workout of a portfolio investment.

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

      As of March 31, 2004 and December 31, 2003, none of the loans to our other affiliates were on non-accrual status.

      When principal and interest on a loan is not paid within the applicable grace period, we will contact the customer for collection. At that time, we will make a determination as to the extent of the problem, if any. We will then pursue a commitment for immediate payment and will begin to more actively monitor the investment. We will formulate strategies to optimize the resolution process and will begin the process of restructuring the investment to better reflect the current financial performance of the customer. Such a restructuring may involve deferring payments of principal and interest, adjusting interest rates or warrant positions, imposing additional fees, amending financial or operating covenants or converting debt to equity. In general, in order to compensate us for any enhanced risk, we receive appropriate compensation from the customer in connection with a restructuring. During the process of monitoring a loan that is out of compliance, we will in appropriate circumstances send a notice of non-compliance outlining the specific defaults that have occurred and preserving our remedies, and initiate a review of the collateral. When a restructuring is not the most appropriate course of action, we may determine to pursue remedies available under our loan documents or at law to minimize any potential losses, including initiating foreclosure and/or liquidation proceedings.

OPERATING INCOME

      Operating income includes interest income on commercial loans, advisory fees and other income. Interest income is comprised of commercial loan interest at contractual rates and upfront fees that are amortized into income over the life of the loan. Most of our loans contain lending features that adjust the rate margin based on the financial and operating performance of the borrower, which generally occurs quarterly.

      The change in operating income from the three months ended March 31, 2003 compared to the same period in 2004 is attributable to the following items: (Due to the conversion to a Business Development Company, effective October 1, 2003, the periods are not directly comparable.)
                                               THREE MONTHS ENDED
                                            MARCH 31, 2004 VS.  2003
                                    ------------------------------------------
CHANGE DUE TO:
   Asset growth                     $                               12,984,327
   Increase in fee income                                              150,000
   Advisory and other income                                           153,270
                                    ------------------------------------------
Total change in operating income    $                                  570,677
                                    ==========================================


      Total operating income for the three months ended March 31, 2004 increased $570,677, or 213%, to $303,270 from ($267,407) for the three months ended March 31, 2003

OPERATING EXPENSES

      Operating expenses include interest expense on borrowings, including amortization of deferred debt issuance costs, employee compensation, and general and administrative expenses.

 The change in operating expenses from the three months ended March 31, 2003 compared to the same period in 2004 is attributable to the following items:


                                                   THREE MONTHS ENDED
                                                MARCH 31, 2004 VS. 2003
                                          --------------------------------------
CHANGE DUE TO:
   Advertising & Selling                                                   4,807
   Interest Expense                                                       28,327
   Depreciation & Amortization                                          (40,233)
   Salaries and benefits                                                  60,897
   General and administrative expense                                    118,456
                                          --------------------------------------
Total change in operating expense          $                             171,290
                                          ======================================

      Total operating expenses for the three months ended March 31, 2004 increased $172,290 to $437,952 from $266,602 for the three months ended March 31, 2003. General and administrative expenses increased $118,456 for the three months ended March 31, 2004 as compared to the same period in 2003 primarily due to higher expenses related to servicing our portfolio as well as an increase in certain general and administrative expenses associated with 21st's expanded operations as a business development company.

NET OPERATING INCOME

      Net operating income/loss before investment gains and losses (NOI) for the quarter ended March 31, 2004 totaled $(148,404) compared with a loss of $(267,407) for the quarter ended March 31, 2003.

NET INVESTMENT GAINS AND LOSSES

      There were no realized gains or losses for the three months ended March 31, 2004.

      The net change in unrealized appreciation (depreciation) on investments of $(2,462,616) for the three months ended March 31, 2004 consisted of $883,275 of net appreciation. The appreciation is related to further equity investment in TransOne, Inc. (a provider of debit card services with major contracts in process).

INCOME TAXES

We are taxed under Subchapter C of the Internal Revenue Code. We will not elect to be a regulated investment company under Subchapter M of the Internal Revenue Code with the filing of our federal corporate income tax return for 2003.

NET INCOME

      Net income totaled $784,871 for the quarter ended March 31, 2004 compared to $(267,407) for the quarter ended March 31, 2003.

              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

CASH, CASH EQUIVALENTS AND CASH, SECURITIZATION ACCOUNTS

      At March 31, 2004 and December 31, 2003, we had $1,617,413 and $1,796,294,
respectively, in cash and cash equivalents. Our objective is to maintain sufficient cash on hand to cover current funding requirements and operations.

LIQUIDITY AND CAPITAL RESOURCES

      We expect our cash on hand and cash generated from operations to be adequate to meet our cash needs at our current level of operations, including the next twelve months. We generally fund new originations using cash on hand, borrowings under our credit facilities and equity financings.

      During the third and fourth quarter of 2003, the Company raised $4,629,564 by selling 235,730,081 shares of common stock. This offering was completed in the first quarter of 2004, bringing the total cash raised to $5,000,000 and an additional 35,300,000 shares of common stock were issued under regulation E. Additionally, Compass Capital purchased 3,000,000 shares of restricted common stock for a total payment of $750,000. This was part of the commitment to purchase 10,000,000 shares $2,500,000 which resulted in a director representing Compass Capital being elected to the Board of Directors.

BORROWINGS

      At March 31, 2004, we had aggregate outstanding borrowings of $1,829,104.

      At December 31, 2003, we had aggregate outstanding borrowings of $1,959,267.

      See Note 3 to the Financial Statements for further discussion of our borrowings.

                          CRITICAL ACCOUNTING POLICIES

      The financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

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

      In accordance with GAAP, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind (PIK) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term. We currently do not have any interest income of this nature, but we may during future periods.

      Loan origination fees are deferred and amortized as adjustments to the related loan's yield over the contractual life of the loan. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The borrowers granting these interests are typically non-publicly traded companies. We record the financial instruments received at estimated fair value as determined by our board of directors. Fair values are determined using various valuation models which attempt to estimate the underlying value of the associated entity. These models are then applied to our ownership share considering any discounts for transfer restrictions or other terms which impact the value. Changes in these values are recorded through our statement of operations. Any resulting discount on the loan from recordation of warrant and other equity instruments are accreted into income over the term of the loan.

VALUATION OF INVESTMENTS

      At March 31, 2004, approximately 90% of our total assets represented investments recorded at fair value. Value, as defined in Section 2(a)(41) of 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistent valuation process. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

      AT DECEMBER 31, 2003, THE BOARD OF DIRECTORS ELECTED TO EMPLOY INDEPENDENT BUSINESS VALUATION CONSULTANTS TO PROVIDE A VALUATION OF OUR EXISTING PORTFOLIO COMPANIES AND CERTAIN OTHER INVESTMENTS. SAID VALUATIONS WERE ACCEPTED BY THE BOARD OF DIRECTORS AND WERE UTILIZED IN THE PREPARATION OF THE AUDITED FINANCIAL STATEMENTS FOR 2003 AND IN THESE UNAUDITED FINANCIAL STATEMENTS.

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

                               RECENT DEVELOPMENT

      The death of Arland D. Dunn, Chairman and CEO of the Company resulted in the following changes to the officers and Directors. Larry Bach was elected acting chairman of the Board, Kevin Romney was elected President and CEO and John Dumble was appointed by the Board of Directors to fill the unexpired term of Arland D. Dunn.

      During the fourth quarter of 2003, we issued 10,000 of our Series D preferred stock in consideration for secured preferred securities of Pacific Development ("Pacific"), an Arizona limited liability company, with liquidation preference of $10.0 million. Simultaneously with the transaction, we agreed to exchange our Pacific preferred securities for preferred securities in HCIA in connection with an unrelated transaction between HCIA and Pacific. The Pacific and HCIA securities have identical rights and preferences. Pursuant to the Membership Interest Purchase Agreement between HCIA and Pacific, one hundred percent of the membership interests of Pacific were being acquired by HCIA. The transaction was terminated by mutual agreement of the parties. Pacific is the owner of certain ocean front real property in Ixtapa-Zijuatenajo, Mexico and the Pacific assets would have represented substantially all of the material assets of HCIA had the transaction been completed. On May 13, 2004, we provided our consent to the termination in consideration for the delivery of preferred securities in Pacific and agreed to cancel any rights to the HCIA securities. We determined it was in the best interest of the Company to exchange the HCIA securities in order to preserve our indirect preferred claim on the real estate assets.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Interest rate sensitivity refers to the change in earnings that may result from the changes in the level of interest rates. Our net interest income can be affected by changes in various interest rates, including LIBOR, prime rates and commercial paper rates.

      As a business development company, we use a greater portion of equity to fund our business. Accordingly, other things being equal, increases in interest rates will result in greater increases in our net interest income and reductions in interest rates will result in greater decreases in our net interest income compared with the effects of interest rate changes on our results under more highly leveraged capital structures.

      Currently, we do not engage in hedging activities because we have determined that the cost of hedging the risks associated with interest rate changes outweighs the risk reduction benefit. We monitor this position on an ongoing basis.

ITEM 4.    CONTROLS AND PROCEDURES

      (a) Within the 90 days prior to the date of this report, 21st carried out an evaluation, under the supervision and with the participation of 21st's management, including 21st's Chief Executive Officer and President and and Chief Financial Officer, of the effectiveness of the design and operation of 21st's disclosure controls and procedures (as defined in Rule 13a-14 of the (Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and President and the Chief Financial Officer have concluded that 21st's current disclosure controls and procedures are effective in timely alerting them of material information relating to 21st that is required to be disclosed in 21stG's SEC filings.

      (b) There have not been any significant changes in the internal controls of 21st or other factors that could significantly affect these internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


      PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS


      We are also a party to certain legal proceedings incidental to the normal course of our business including disputes under contracts. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

      Not Applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

      Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable.

ITEM 5.    OTHER INFORMATION

      Not Applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

      Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

 EXHIBIT
 NUMBER       DESCRIPTION OF DOCUMENT
 ------     --------------------------------------------------------------------
  31.1      Certification of Chief Executive Officer Purusant to Rule 13a-14(a)
            and 15d-14(a)
  31.2      Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
            and 15d-14(a)
  32.1      Certification of Chief Executive and Chief Financial Officer
            Pursuant to Section 1350 of Title 18 of the United States Code

      (b) Form 8-K

      January 13, 2004 - we filed a report on Form 8-K regarding the acquisition of Paramount MultiServices, Inc.

      January 26, 2004 - we filed a report on Form 8-K regarding an amendment to the October 30, 2003 earnings report

      January 27, 2004 - we filed a report on Form 8-K regarding a PR earnings prediction of January 20, 2003

      March 19,2004 - we filed a report on Form 8-K regarding a PR earnings prediction on March 18, 2004

      March 23, 2004 - we filed a report on Form 8-K regarding a PR earnings prediction on March 22, 2004

      March 25, 2004 - we filed a report on Form 8-K regarding a PR earnings prediction on March 24, 2004

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 13, 2004.

                                21ST CENTURY TECHNOLOGIES


                                /s/ KEVIN ROMNEY
                                ---------------------------
                                    Kevin Romney
                                    Chief Executive Officer


                                /s/ ALVIN L. DAHL
                                ---------------------------
                                    Alvin L. Dahl
                                    Chief Financial Officer