Form 10QSB
period 2004-06-30
21ST CENTURY TECHNOLOGIES INC
filed 2004-08-13
CIK 1090870

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 502,476,999 as of August 6, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         21ST CENTURY TECHNOLOGIES, INC

                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2004


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


                                                                           SIX MONTHS ENDED JUNE 30,
                                                                         _____________________________
                                                                            2004              2003
                                                                         ___________       ___________

INCOME STATEMENT DATA:
Operating income                                                         $   810,963       $   326,923
Net operating income before investment gains and losses                      240,158          (810,562)
Net income/Net increase in stockholders' equity resulting from
earnings                                                                   1,976,425          (908,902)

PER COMMON SHARE DATA:
Earnings per common share basic and diluted                              $      0.00       $      0.00
Net operating income before investment gains and losses per common
   share basic and diluted                                                      0.00              0.00
Net asset value per common share (a)                                            0.03              0.00
Dividends declared per common share                                            0.000              0.00

SELECTED PERIOD-END BALANCES:
Total investment portfolio                                               $15,430,555       $      0.00
Total assets                                                              16,835,800         1,564,309
Borrowings                                                                 1,519,396         1,128,294


Number of Portfolio Companies                                                     11                 7
Number of employees                                                              156                21

(a)  Based on common shares outstanding at period-end


ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)



                         21ST CENTURY TECHNOLOGIES, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2004

                                  (Unaudited)

                                     Assets

Investments:
          Investments in equity securities, at fair value
               (cost of $6,403,614)                                                             $ 9,743,700
          Investments in and advances to controlled
               companies, at fair value (cost of $7,511,832)                                      2,922,650
          Commercial loans, at fair value (cost of $2,764,205)                                    2,764,205
                                                                                                ___________
                                                                        Total investments        15,430,555
Cash and cash equivalents                                                                           464,833
Receivables:
          Investment advisory and management fees                                                   770,000
          Interest and dividends                                                                    102,401
Other assets                                                                                         68,011
                                                                                                ___________

                                                                                                $16,835,800
                                                                                                ===========

                      Liabilities and Stockholders' Equity

Liabilities:
          Accounts payable and accrued liabilities                                              $    89,811
          Notes payable, controlled companies                                                     1,228,430
          Notes payable, others                                                                     201,155
                                                                                                ___________

                                                                        Total liabilities         1,519,396
                                                                                                ___________


Commitments and contingencies                                                                             -

Stockholders' equity:
          Preferred stock, Series A, $.001 par value, 1,200,000
                shares authorized, no shares issued and outstanding                                       -
          Preferred stock, Series B, $.001 par value, 1,200,000
                shares authorized, issued and outstanding                                             1,200
          Preferred stock, Series C, $.001 par value, 15,000,000
               shares authorized, issued and outstanding                                             15,000
          Preferred stock, Series D, $1 stated value, 1,000,000
               shares authorized, 10,000 shares issued and outstanding                               10,000
          Common stock, $.001 par value, 750,000,000 shares
               authorized, 498,476,999 shares issued and outstanding                                498,477
          Additional paid in capital                                                             25,677,516
          Common stock subscriptions receivable                                                           -
          Accumulated deficit                                                                    (9,516,323)
          Unrealized appreciation (depreciation) on investments                                  (1,369,466)
                                                                                                ___________

                                                                        Total stockholders'
                                                                        equity                   15,316,404
                                                                                                ___________

                                                                                                $16,835,800
                                                                                                ===========


    The accompanying notes are an integral part of the financial statements.


                21ST CENTURY TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                           June 30, 2003
                                                           _____________

                                     Assets

CURRENT ASSETS:
         Cash and cash equivalents                          $      1,010
         Accounts Receivable, Net                                 56,083
         Stock Subscription Receivable                           126,000
         Inventories                                             458,617
         Prepaid Expenses                                         58,500
         Advances to Stockholders                                194,593
                                                            ____________
Total Current Assets                                             894,793
Property, Plant, and Equipment, Net                              149,968

Other Assets, Net                                                519,548
                                                            ____________
Total Assets                                                $  1,564,309
                                                            ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts Payable-trade                             $    206,354
         Accounts Payable-other                                  510,779
                                                            ____________
Total Current Liabilities                                        717,133

OTHER LIABILITIES:
         Advances from Stockholders                              319,542
         Notes Payable                                            91,619
                                                            ____________
Total Other Liabilities                                          411,161
                                                            ____________

TOTAL LIABILITIES:                                             1,128,294

STOCKHOLDERS' EQUITY:
         Preferred Stock, issued and
         outstanding, 1,200,000 shares and 0 shares at
         $.001 par value at June 30, 2003 and 2002                 1,200
         Common Stock, issued and outstanding,
         144,792,761 and 1,833,145  at $.001 par value
         at June 30, 2003 & 2002 respectively                    144,793
         Paid-in Capital                                      14,657,060
         Retained Earnings (Deficit)                         (14,367,038)
         Treasury Stock                                                0
         Stock Subsriptions                                            0
                                                            ____________
         Total Stockholders' Equity                              436,015
                                                            ____________
         Total Liabilities and Stockholders' Equity         $  1,564,309
                                                            ============

                       See notes to financial statements.



                         21ST CENTURY TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    3 MONTHS         3 MONTHS         6 MONTHS         6 MONTHS
                                                      ENDED            ENDED            ENDED            ENDED
                                                    6/30/2004        6/302003         6/30/2004        6/30/2003
                                                   ___________      ___________      ___________      ___________

OPERATING INCOME:
Manufacturing and other revenues                             0          154,645                0          326,923
Investment Income                                      190,963                0           344233                0
Investment advisory and
        Management fees                                620,000                0          770,000
                                                   ___________      ___________      ___________      ___________

        Total Operating Income                         810,963          154,645        1,114,233          326,923

Direct cost of sales                                         0           97,999                0          257,833
                                                   ___________      ___________      ___________      ___________

Gross Profit                                           810,963           56,645        1,114,233           69,090

OPERATING EXPENSES:
Interest Expense                                         3,680           31,983           32,007           31,983
Advertising and selling                                 19,404           40,541           25,694           45,989
Compensation costs                                     189,988          103,450          332,434          185,541
General and administrative                             215,957          380,317          463,255          505,173
Depreciation & amortization                              5,160           55,209           20,685          110,966
                                                   ___________      ___________      ___________      ___________

      Total Operating Expenses                         434,189          611,500          874,075          879,652
                                                   ___________      ___________      ___________      ___________

Net operating income (loss)/
Investment income (losss) before
investment gains and losses                            376,774         -554,855          240,158         -810,562
Other income                                                 0          112,590          -14,204          112,590
Loss on sale of assets                                       0         -210,930                0         -210,930
Net change in unrealized appreciation/
depreciation on investments                          1,093,150                0        1,976,425                0

Income(loss) from continuing
    operations before income tax                     1,469,924         -641,495        2,202,379         -908,902

Income tax provision(benefit)                                0                0                0                0

Income (loss) from continuing operations             1,469,924         -641,495        2,202,379         -908,902

Net increase (decrease) in stockholders'
     equity resulting from net income(loss)          1,469,924         -641,495        2,202,379         -908,902

Earnings per Common Share, basic & diluted                   0                0                0                0
Cash dividends declared per share                            0                0                0                0
Weighted Average common shares outstanding         483,035,160      144,792,761      483,035,160      144,792,761
Weighted Average common shares outstanding--
      fully diluted                                498,035,160      144,792,761      498,035,160      144,792,761


                       See Notes to Financial Statements




                         21ST CENTURY TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                ___________________________
                                                                   2004              2003
                                                                ___________        ________

OPERATING ACTIVITIES                                               (381,942)       (575,584)

      Net cash provided by operating activities                    (381,942)       (575,584)
INVESTING ACTIVITIES
   Repayment of Commercial Loans                                    275,000            0.00
   Investment in Equity Securities                                 (778,614)           0.00
   Investments in Commercial Loans                               (1,071,560)           0.00
   Proceeds from sale of assets                                           0         750,000
   Repayment of Stockholder Advances                                      0           3,375
   Advances to Stockholders                                               0         (85,377)
      Net cash provided by (used in) investing activities        (1,575,174)        667,998
FINANCING ACTIVITIES



   Issuance of common stock, net of costs                         1,155,337          31,000
   Repayment of Notes                                               (86,071)         (6,566)
   Repayment of stockholder advances                               (443,611)       (231,238)
   Repayment of Stockholder Advances                                      0         115,400
      Net cash (used in) provided by financing activities           625,655         (91,400)
      Increase (decrease) in cash and cash equivalents           (1,331,461)          1,010
      Cash and cash equivalents at beginning of period            1,796,294            0.00
      Cash and cash equivalents at end of period                $   464,833        $  1,010
SUPPLEMENTAL DISCLOSURES
      Interest paid                                             $         0        $      0





                         21ST CENTURY TECHNOLOGIES, INC.
                             SCHEDULE OF INVESTMENTS


                                                                 Title of Security
          Portfolio Company                    Industry           Held by Company         Cost
_____________________________________     __________________     _________________     __________

Investments in equity securities:


Jane Butel Corporation                    Food Services          Common Stock          $  344,927

TransOne, Inc.                            Financial Services     Common Stock             500,000

Primetime Call Centers                    Financial Services     Common Stock             258,687

Pacific Development, Inc.                 Real Estate            Series B Preferred     5,300,000
                                                                                       __________

                                                                                        6,403,614
                                                                                       __________

Investments in and advances to
controlled companies:


American Impersonators, Inc               Entertainment          Common Stock              40,710

Credit Card Financial Corp                Financial Services     Common Stock             135,943

Paramount MultiServices, Inc.             Financial Services     Common Stock           1,410,105

Prizewise, Inc.                           Technologies           Common Stock             260,585

Innovative Weaponry, Inc.                 Manufacturing          Common Stock           3,313,876

Trident Technologies, Inc.                Manufacturing          Common Stock           1,893,798

Griffon USA, Inc.                         Inactive               Common Stock             397,326

Hallmark Human Resources, Inc.            Inactive               Common Stock              51,489

Trade Partners International, Inc.        Inactive               Common Stock               1,000

Net Construction, Inc.                    Inactive               Common Stock               6,000

U.S. Optics Technologies, Inc.            Inactive               Common Stock               1,000
                                                                                       __________

                                                                                        7,511,832
                                                                                       __________
Commercial loans:


City Wide Funding, Inc.                   Financial Services     Debt                   1,551,438

1920 Bel Air, LLC                         Real Estate            Debt                     900,000

Five unrelated individuals                N/A                    Debt                     312,767
                                                                                       __________

                                                                                        2,764,205
                                                                                       __________

                    Total investments                                                  16,679,651
                                                                                       ==========

                       See notes to financial statements.


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

      Interim consolidated financial statements of 21st are prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods, have been included. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited financial statements and notes thereto, which have been reviewed by our independent accountants, should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2003, as filed with the SEC.

      The accompanying financial statements reflect the accounts of 21st Century Technologies, Inc., and the related results of operations. In accordance with
Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments in which the Company has a controlling interest.

NOTE 2.   INVESTMENTS

      21st Century changed to a Business Development Company, effective October 1, 2003. Therefore, the prior periods are no longer directly comparable and we have chosen to compare our investment growth with the most directly comparable period. As of June 30, 2004 and December 31, 2003, investments consisted of the following:


                                                     JUNE 30, 2004                 December 31, 2003
                                             ___________________________     ___________________________
                                                COST         FAIR VALUE         Cost         Fair Value
                                             ___________     ___________     ___________     ___________

Commercial loans                             $ 2,764,205     $ 2,764,205     $ 1,692,645     $ 1,692,645
Investments in equity securities               6,403,614       9,743,700       5,625,000       6,430,000
Investments in and advances to Portfolio
   Companies                                   7,511,832       2,922,650       6,467,320       2,316,430
                                             ___________     ___________     ___________     ___________
Total                                        $16,679,651     $15,430,555     $13,794,965     $10,439,075



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

      At June 30, 2004, some loans had associated equity interests or other provisions designed to provide the Company with an enhanced internal rate of return. These equity and equity-like instruments generally do not produce a current return, but are held for potential investment appreciation and capital gains. In some cases, some or all of the deferred interest may be exchanged as the exercise price for the option to purchase warrants. The equity interests and warrants and options to purchase warrants often include registration rights, which allow 21st to register the securities after public offerings.

      The composition of 21st's portfolio of publicly and non-publicly traded investments as of June 30, 2004 and December 31, 2003 at cost and fair value was as follows excluding unearned income:


                                                       JUNE 30, 2004                      December 31, 2003
                                              ________________________________     _______________________________
                                              INVESTMENTS       PERCENTAGE OF      Investments      Percentage of
                                                AT COST        TOTAL PORTFOLIO       at Cost       Total Portfolio
                                              ____________     _______________     ___________     _______________

Debt                                          $  2,764,205          16.6%          $1,692,645           12.4%

Equity                                           6,403,614          38.4%           5,625,000           41.4%

Investments in and advances to controlled
   companies                                     7,511,832          45.0%           2,316,430           46.2%
                                              ____________________________________________________________________
Total                                         $ 16,679,651         100.0%          $3,602,192          100.0%
                                              ====================================================================

                                                        JUNE 30, 2004                         December 31, 2003
                                              __________________________________     __________________________________
                                              INVESTMENTS AT      PERCENTAGE OF      Investments at      Percentage of
                                                FAIR VALUE       TOTAL PORTFOLIO       Fair Value       Total Portfolio
                                              ______________     _______________     ______________     _______________

Debt                                          $  2,764,205          17.9%             $ 1,692,645           16.2%

Equity                                           9,743,700          63.1%               6,430,000           61.6%

Investments in and advances to controlled
   companies                                     2,922,650          19.0%               2,316,430           22.2%
                                              __________________________________________________________________________
Total                                         $ 15,430,555         100.0%             $10,439,075          100.0%
                                              ==========================================================================


      Set forth below are tables showing the composition of 21st's portfolio by industry sector at cost and fair value at June 30, 2004 and December 31, 2003 excluding unearned income:


                                                       JUNE 30, 2004                      December 31, 2003
                                              ________________________________     _______________________________
                                              INVESTMENTS       PERCENTAGE OF      Investments      Percentage of
                                                AT COST        TOTAL PORTFOLIO       at Cost       Total Portfolio
                                              ____________     _______________     ___________     _______________

   Food Services                              $    344,927           2.3%          $  200,000            1.4%
   Financial Services                            3,856,186          23.1%             531,878            3.9%
   Entertainment                                    40,710          0.00%                   0              0%
Real Estate                                      6,200,000          37.2%           6,550,000           47.5%
Other                                            6,237,828          37.4%           6,503,087           47.2%
                                              ____________________________________________________________________
   Total                                      $ 16,679,651         100.0%          $3,784,965          100.0%
                                              ====================================================================


                                                        JUNE 30, 2004                         December 31, 2003
                                              __________________________________     __________________________________
                                              INVESTMENTS AT      PERCENTAGE OF      Investments at      Percentage of
                                                FAIR VALUE       TOTAL PORTFOLIO       Fair Value       Total Portfolio
                                              ______________     _______________     ______________     _______________

Food Services                                      345,000           2.2%                 200,000            1.9%
Financial Services                               7,214,088          46.9%               1,336,878           12.8%
Entertainment                                       40,700             0%                       0              0%
Real Estate                                      6,200,000          40.3%               6,550,000           62.8%
Other                                            1,630,767          10.6%               2,352,197           22.5%
                                              ___________________________________________________________________
   Total                                      $ 15,430,555         100.0%             $10,439,075          100.0%
                                              ===================================================================



NOTE 3.    EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per common share for the six months ended June 30, 2004 and 2003:

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)   SIX MONTHS ENDED JUNE 30
                                       _______________________________
                                           2004               2003
                                       ____________       ____________

BASIC
      Net income/Net increase in
      stockholders' equity
      resulting from earnings          $  2,202,379       $   (908,902)
      Weighted average common
         shares outstanding             483,035,160        144,792,761
      Earnings per common
         share-basic                   $       0.00       $       0.00
DILUTED
      Net income/Net increase in
      stockholders' equity
      resulting from earnings          $  2,202,379       $   (908,902)
      Weighted average common
         shares outstanding             498,035,160        144,792,761
      Earnings per common
         share-diluted                         0.00               0.00

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

On February 20, 2004, in Case No. 02-1927 RGK, in the United States District Court for the Central District of California, in a case styled Bike Doctor, a California Partnership -vs- 21st Century Technologies, Inc., Kenneth E. Wilson and Scott Sheppard, a judgment was entered against the Company for $145,000, together with interest and costs. The judgment arises out of a Motion for Summary Judgment filed by the Plaintiff. The Company has given notice of appeal to the 9th Circuit Court of Appeals. Counsel for the Company is reviewing the record to determine the efficacy of grounds for appeal. We have not accrued any loss accrual due to the appeals process and, in the opinion of management, the loss if any, will not have a material effect on these financial statements.

Daniel Brailey, Richard Grob and James Mydlach have sued 21st Century Technologies, Inc. in the District Court of Clark County, Nevada. The matter bears Case No. A482378 and is pending in Department No. III in that jurisdiction. The case arises generally out of an alleged breach of contract. Settlement negotiations were underway as of the date of this report. The amount of any settlement is unknown as of the date of this report, therefore we have not accrued any costs associated with any anticipated settlement in these financial statements. It is anticipated that any costs associated with settlement discussions will not be material to these financial statements.

      We are also a party to certain legal proceedings incidental to the normal course of our business including disputes under contracts. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

NOTE 5.    SUBSEQUENT EVENT

On July 2, 2004, a settlement agreement was reached regarding Case No. A482378 above. The terms of the settlement were judged confidential by the Court. The amount of the settlement was not accrued in these financial statements and in the opinion of management was not material to these financial statements.

On August 6, 2004, we acquired a 24% equity interest in the commons stock of DLC Construction, Inc. The acquisition resulted as an "equity kicker" to a $500,000 line of credit provided to DLC. The Company had previously announced a letter of intent to acquire 100% of the common stock of DLC Construction, Inc. During negotiations, it was determined that a more appropriate use of Company funds was to provide a line of credit that DLC Construction, Inc. could use for expansion purposes. As a part of the Line of Credit Agreement, 21st Century was given 24% of the common stock of DLC Construction, Inc.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors and Stockholders
21st Century Technologies, Inc.
Las Vegas, NV


We have reviewed the accompanying balance sheet of 21st Century Technologies, Inc. as of June 30, 2004 and the related statements of operations for the three and six months ended June 30, 2004 and 2003 and the related statements of cash flow for the six months ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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




Turner, Stone & Company LLP
Certified Public Accountants
Dallas, Texas
August 11, 2004

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

      Our primary business is lending to and investing in businesses, primarily in the financial services, and technology industry sectors, through investments in senior debt, subordinated debt and equity-based investments, including warrants and equity appreciation rights. Though we intend to increase our level of subordinated debt and equity-based investments, we expect a substantial majority of our portfolio will continue to consist of investments in portfolio companies. The total fair value of investments in non-publicly traded securities was $15,430,555 and $10,439,075 at June 30, 2004 and December 31, 2003,
respectively (exclusive of unearned income).

      The following table summarizes 21st's assets held and income from Majority Owned Companies, Controlled Companies and Other Affiliates:


                                                                       JUNE 30, 2004     December 31, 2003
                                                                       _____________     _________________

ASSETS HELD:
      Majority Owned Companies (a):
         Investments in and advances to                                  2,922,650           2,316,430
      Controlled Companies (b):
      Other Affiliates (c):
         Loans at fair value                                             2,764,205           1,692,645
         Equity Investments at fair value                                9,743,700           6,430,000


                                                                        SIX MONTHS ENDED JUNE 30,
                                                                       ___________________________
                                                                          2004             2003
                                                                       __________       __________

INCOME RECOGNIZED:
      From Majority Owned Companies (a):
         Interest and fee income                                       $  344,233       $  158,168
      From Controlled Companies (b):
      From Other Affiliates (c):
         Interest and fee income                                          770,000        1,000,000
         Net change in unrealized appreciation (depreciation) on
            investments                                                 1,976,425          868,000
         Realized losses on investments                                        --               --


(a) Majority owned companies are generally defined under the Investment Company Act of 1940 as companies in which 21st Century owns more than 50% of the voting securities of the company.

(b) Controlled companies are generally defined under the Investment Company Act of 1940 as companies in which 21st Century owns more than 25% but not more than 50% of the voting securities of the company.

(c) Other affiliates are generally defined under the Investment Company Act of 1940 as companies in which 21st Century owns at least 5% but not more than 25% of the voting securities of the company.


                                  ASSET QUALITY

      Asset quality is generally a function of our underwriting and ongoing management of our investment portfolio. As a business development company, our loans and equity investments are carried at market value or, in the absence of market value, at fair value as determined by our board of directors in good faith on a quarterly basis. As of June 30, 2004 and December 31, 2003, unrealized depreciation on investments totaled $1,369,466 and $3,345,891, respectively. For additional information on the change in unrealized depreciation on investments, see the section entitled "Reconciliation of Net Operating Income to Net Increase (Decrease) in Stockholders' Equity from Earnings".

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

      As of June 30, 2004 and December 31, 2003, none of the loans to our other affiliates were on non-accrual status.

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

      The change in operating income from the six months ended June 30, 2003 compared to the same period in 2004 is attributable to the following items: (Due to the conversion to a Business Development Company, effective October 1, 2003, the periods are not directly comparable.)

                                               THREE MONTHS ENDED
                                            JUNE 30, 2004 VS.  2003
                                            _______________________
CHANGE DUE TO:
   Asset growth                                   $   868,000
   Increase in fee income                             770,000
   Advisory and other income                          344,233
                                                  ___________
Total change in operating income                  $ 1,982,233
                                                  ===========

      Total operating income for the six months ended June 30, 2004 increased $787,310, or 241%, to $1,114,233 from $326,923 for the six months ended June 30,
2003. Operating income for the three months ended June 30, 2004 increased $656,318, or 424%, to $810,963 from $154,645 for the three months ended June 30, 2003.

OPERATING EXPENSES

      Operating expenses include interest expense on borrowings, including amortization of deferred debt issuance costs, employee compensation, and general and administrative expenses.

 The change in operating expenses from the six months ended June 30, 2003 compared to the same period in 2004 is attributable to the following items:


                                               SIX MONTHS ENDED
                                            JUNE 30, 2004 VS. 2003
                                            ______________________
CHANGE DUE TO:
   Advertising & Selling                                  24
   Interest Expense                                  (20,295)
   Depreciation & Amortization                       (90,281)
   Salaries and benefits                             146,893
   General and administrative expense                 41,918
                                                   _________
Total change in operating expense                  $  (5,577)
                                                   =========

      Total operating expenses for the six months ended June 30, 2004 decreased $5,577 to $874,075 from $879,652 for the six months ended June 30, 2003. General and administrative expenses increased $41,918 for the six months ended June 30, 2004 as compared to the same period in 2003 primarily due to higher expenses related to servicing our portfolio as well as an increase in certain general and administrative expenses associated with 21st's expanded operations as a business development company. Total operating expenses decreased $177,311 to $434,189 for the 3 months ended June 30, 2004, from $611,500 for the three months ended June 30, 2003.

NET OPERATING INCOME

      Net operating income/loss before investment gains and losses (NOI) for the six months ended June 30, 2004 totaled 240,158 compared with a loss of $(810,562) for the quarter ended June 30, 2003.

NET INVESTMENT GAINS AND LOSSES

      There were no realized gains or losses for the six months ended June 30, 2004.

      The net change in unrealized appreciation (depreciation) on investments of $(1,976,425) for the six months ended June 30, 2004 consisted of $1,976,425 of net appreciation. The appreciation is related to further equity investment and an increase in the valuation of TransOne, Inc. (a provider of debit card services with major contracts in process).

INCOME TAXES

We are taxed under Subchapter C of the Internal Revenue Code. We will not elect to be a regulated investment company under Subchapter M of the Internal Revenue Code with the filing of our federal corporate income tax return for 2003.

NET INCOME

      Net income totaled $1,469,924 and $2,202,379 for the three months and six months ended June 30, 2004 compared to $(641,495) and ($908,902) for the three months and six months ended June 30, 2003.


              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES


CASH, CASH EQUIVALENTS AND CASH, SECURITIZATION ACCOUNTS

      At June 30, 2004 and December 31, 2003, we had $464,833 and $1,796,294,
respectively, in cash and cash equivalents. Our objective is to maintain sufficient cash on hand to cover current funding requirements and operations.

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

BORROWINGS

      At June 30, 2004, we had aggregate outstanding borrowings of $1,519,396.

      At December 31, 2003, we had aggregate outstanding borrowings of $2,005,224.

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

VALUATION OF INVESTMENTS

      At June 30, 2004, approximately 90% of our total assets represented investments recorded at fair value. Value, as defined in Section 2(a)(41) of 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistent valuation process. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

      AT DECEMBER 31, 2003, THE BOARD OF DIRECTORS ELECTED TO EMPLOY INDEPENDENT BUSINESS VALUATION CONSULTANTS TO PROVIDE A VALUATION OF OUR EXISTING PORTFOLIO COMPANIES AND CERTAIN OTHER INVESTMENTS. SAID VALUATIONS WERE ACCEPTED BY THE BOARD OF DIRECTORS AND WERE UTILIZED IN THE PREPARATION OF THE AUDITED FINANCIAL STATEMENTS FOR 2003 AND IN THESE UNAUDITED FINANCIAL STATEMENTS. DUE TO INCREASED CONTRACTS OUTSTANDING, THE BOARD OF DIRECTORS ELECTED TO REQUEST A MID-YEAR RE-VALUATION OF TRANSONE, INC. THIS VALUATION WAS PERFORMED BY AN INDEPENDENT OUTSIDE VALUATION CONSULTANT AND RESULTED IN AN INCREASED VALUATION OF THIS INVESTMENT.

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

                               RECENT DEVELOPMENT

The Lawsuit designated Case No. A482378 filed by Brailey, Mydlack, and Grob was settled on July 2, 2004. The terms of the settlement agreement were judged to be confidential.

On August 6, 2004, we agreed to provide a $500,000 line of credit to DLC Construction, Inc., a Las Vegas, Nevada commercial general contracting company. The agreement provided 21st Century Technologies, Inc. with a 24% equity interest in the common stock of DLC.

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

ITEM 4.   CONTROLS AND PROCEDURES

     a) Within the 90 days prior to the date of this report, 21st carried out an evaluation, under the supervision and with the participation of 21st's management, including 21st's Chief Executive Officer and President and Chief Financial Officer, of the effectiveness of the design and operation of 21st's disclosure controls and procedures (as defined in Rule 13a-14 of the ( Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and President and the Chief Financial Officer have concluded that 21st's current disclosure controls and procedures are effective in timely alerting them of material information relating to 21st that is required to be disclosed in 21stG's SEC filings.

     b) There have not been any significant changes in the internal controls of 21st or other factors that could significantly affect these internal controls subsequent to the date of their ( evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


      PART II.    OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS


   We are also a party to certain legal proceedings incidental to the normal course of our business including disputes under contracts. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. For a more complete discussion of these legal proceedings, see the notes to the financial statements.

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

   Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

      Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

 EXHIBIT                         DESCRIPTION OF DOCUMENT
 NUMBER

          Certification of President and Chief Executive Officer Pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

          Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

      (b) Form 8-K--

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

          January 27, 2004 - we filed a report on Form 8-K regarding a PR earnings prediction of January 20, 2003

          March 19,2004 - we filed a report on Form 8-K regarding a PR earnings prediction on March 18, 2004

          March 23, 2004 - we filed a report on Form 8-K regarding a PR earnings prediction on March 22, 2004

          March 25, 2004 - we filed a report on Form 8-K regarding a PR earnings prediction on March 24, 2004

          April 2, 2004 -- we filed a report on Form 8-K regarding an earnings prediction

          April 19, 2004 - we filed a report on Form 8-K regarding a lawsuit that had been filed

          April 19, 2004 - we filed a report on Form 8-K regarding the NRC fine levied on IWI

          April 22, 2004 - we filed a report on Form 8-K regarding the death of the CEO and election of new officers and directors.

          May 14, 2004 - we filed a report on Form 8-K regarding an earnings prediction

          May 18, 2004 - we filed a report on Form 8-K regarding an earnings prediction

          June 30, 2004 - we filed a Form 2-E paper filing regarding capital raised

          July 14, 2004 - we filed a report on Form 8-K announcing the settlement of a lawsuit

          July 26, 2004 - we filed a report on Form 8-K regarding an earnings prediction

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 2004.




                                21ST CENTURY TECHNOLOGIES


                                /s/ KEVIN ROMNEY
                                ___________________________
                                    Kevin Romney
                                    Chief Executive Officer


                                /s/ ALVIN L. DAHL
                                ___________________________
                                    Alvin L. Dahl
                                    Chief Financial Officer