Form 10-Q
period 2004-09-30
21ST CENTURY TECHNOLOGIES INC
filed 2004-11-15
CIK 1090870

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 736,161,554 as of November 8, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         21ST CENTURY TECHNOLOGIES, INC

                         FORM 10-Q FOR THE QUARTER ENDED

                               SEPTEMBER 30, 2004


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


                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                 _______________________________
                                                                     2004              2003
                                                                  ___________       ___________

INCOME STATEMENT DATA:
Operating income                                                  $ 1,651,311       $   467,050
Net operating income before investment gains and (losses)             259,094        (1,481,229)
Net income/Net increase (decrease) in stockholders' equity
   resulting from earnings                                          1,925,061        (1,615,527)
Increase(decrease) in stockholders' equity resulting from
non-operating charges                                              (2,149,291)                0

PER COMMON SHARE DATA:
Earnings per common share basic and diluted                       $      0.00       $      0.00
Net operating income before investment gains and losses
   per common share basic and diluted                                    0.00              0.00
Net asset value per common share (a)                                    0.021              0.00
Dividends declared per common share                                     0.000              0.00

SELECTED PERIOD-END BALANCES:
Total investment portfolio                                        $16,233,093       $      0.00
Total assets                                                       17,659,958         2,880,041
Borrowings                                                          1,728,985         1,327,266

Number of Portfolio Companies                                               9                 7
Number of employees                                                       156                21


(a)  Based on common shares outstanding at period-end


ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)


                         21ST CENTURY TECHNOLOGIES, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                                         September 30, 2004
                                                         __________________

                                     ASSETS

INVESTMENTS:

   Investments in equity securities, at fair value
      (cost of $6,593,695)                                  $ 10,076,800

   Investments in and advances to controlled
      companies, at fair value (cost of $7,992,925)            2,853,300

   Commercial loans, at fair value (cost of $3,297,619)        3,302,993
                                                            ____________

      Total investments                                       16,233,093

Cash and cash equivalents                                      1,100,135

RECEIVABLES:

   Investment advisory and management fees                       125,000

   Interest and dividends                                        125,690

Other Assets                                                      76,040
                                                            ____________
      Total Assets                                          $ 17,659,958
                                                            ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

   Accounts Payable and accrued liabilities                 $    299,401

   Notes payable, controlled companies                         1,228,430

   Lawsuit Settlement                                          3,500,000

   Notes payable, others                                         201,154
                                                            ____________
      Total Liabilities                                        5,228,985
                                                            ____________

Commitments and contingencies                                          -

STOCKHOLDERS' EQUITY:
   Preferred stock, Series A, $.001 par value, 1,200,000
      shares authorized, no shares issued and outstanding              -
   Preferred stock, Series B, $.001 par value, 1,200,000
      shares authorized, issued and outstanding                    1,200
   Preferred stock, Series C, $.001 par value, 15,000,000
      shares authorized, issued and outstanding                   15,000
   Preferred stock, Series D, $1 stated value, 1,000,000
      shares authorized, 10,000 shares issued and outstanding     10,000
   Common stock, $.001 par value, 750,000,000 shares
      authorized, 592,161,554 shares issued and outstanding      592,162
   Additional paid in capital                                 27,081,506
   Common stock subscriptions receivable                               -
   Accumulated deficit                                       (13,617,749)
   Unrealized appreciation (depreciation) on investments      (1,651,146)
                                                            ____________
      Total stockholders' equity                              12,430,973
                                                            ____________
                                                            $ 17,659,958
                                                            ============

                         21ST CENTURY TECHNOLOGIES, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2003

                                  (Unaudited)


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                           $   875,884
   Accounts Receivable, Net                                 75,169
   Stock Subscription Receivable                           673,522
   Inventories                                             525,832
   Prepaid Expenses                                         32,752
   Advances to Stockholders                                 77,418
                                                       ___________
      Total Current Assets                               2,260,577

   Property, Plant, and Equipment, Net                     121,706

   Other Assets, Net                                       497,758
                                                       ___________
         TOTAL ASSETS                                  $ 2,880,041
                                                       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts Payable-trade                              $   128,269
   Accounts Payable-other                                  456,604
                                                       ___________
      Total Current Liabilities                            584,873

OTHER LIABILITIES:
   Notes Payable-Stockholder                               505,853
   Notes Payable                                           236,540
                                                       ___________
      Total Other Liabilities                              742,393
                                                       ___________
         TOTAL LIABILITIES:                              1,327,266

STOCKHOLDERS' EQUITY:
   Preferred stock, issued and Outstanding:
      Series B--1,200,000 shares and 0 shares;
      Series C --15,000,000 shares and 0 at
      $.001 par value at September 30, 2003
      and 2002                                              16,200
   Common Stock, issued 233,220,101 and
      1,999,271 and outstanding shares at $.001
      par value at September 30, 2003                      233,220
   Paid in Capital                                      16,377,018
   Retained Earnings (Deficit)                         (15,073,663)
   Treasury Stock                                                0
   Stock Subscriptions                                           0
                                                       ___________
      Total stockholders' Equity                         1,552,775
                                                       ___________
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 2,880,041
                                                       ===========


    See Notes to Financial Statements



                         21ST CENTURY TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    3 MONTHS         3 MONTHS         9 MONTHS         9 MONTHS
                                                      ENDED            ENDED            ENDED            ENDED
                                                    9/30/2004        9/30/2003        9/30/2004        9/30/2003
                                                   ___________      ___________      ___________      ___________

OPERATING INCOME:
Manufacturing and other revenues                             0          140,127                0          467,050
Investment Income                                      182,078                0          526,311                0
Investment advisory and
   Management fees                                     355,000                0        1,125,000
                                                   ___________      ___________      ___________      ___________
        Total Operating Income                         537,078          140,127        1,651,311          467,050

Direct cost of sales                                         0          106,251                0          364,084
                                                   ___________      ___________      ___________      ___________
Gross Profit                                           537,078           33,876        1,651,311          102,966

OPERATING EXPENSES:
Interest Expense                                        19,035            3,975           51,042           35,958
Advertising and selling                                    745           24,325           29,439           70,314
Compensation costs                                     235,367          118,391          567,800          303,932
General and administrative                             307,769          541,700          736,589        1,046,872
Depreciation & amortization                            (13,338)          52,110            7,347          163,076
                                                   ___________      ___________      ___________      ___________
        Total Operating Expenses                       549,578          740,501        1,392,217        1,620,152
                                                   ___________      ___________      ___________      ___________

Net operating income (loss)/
   Investment income (losss) before
   investment gains and losses                         (12,500)        (706,625)         259,094       (1,517,186)
Other income                                           (14,574)               0          (28,778)         112,590
Loss on sale of assets                                       0                0                0         (210,930)
Net change in unrealized appreciation/
   depreciation on investments                        (281,680)               0        1,694,745                0

Income(loss) from continuing
   operations before income tax                       (308,754)        (706,625)       1,925,061       (1,615,526)

Lawsuit Settlement Expense                          (3,500,000)               0       (3,500,000)               0

Loss on Abandoned Projects                            (574,352)               0         (574,352)               0

Income tax provision(benefit)                                0                0                0                0

Income (loss) from continuing operations            (4,383,106)        (706,625)      (2,149,291)      (1,615,526)

Net increase (decrease) in stockholders'
   equity resulting from net income(loss)           (4,383,106)        (706,625)      (2,149,291)      (1,615,526)

Earnings per Common Share, basic & diluted                   0                0                0                0
Cash dividends declared per share                            0                0                0                0
Weighted Average common shares outstanding         545,319,277      144,792,761      545,319,277      144,792,761
Weighted Average common shares outstanding--
   fully diluted                                   560,319,277      159,792,761      560,319,277      159,792,761


    The accompanying notes are an integral part of these financial statements




                         21ST CENTURY TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                ___________________________
                                                                   2004              2003
                                                                ___________       ___________

OPERATING ACTIVITIES                                            $   587,459       $(1,251,031)

      Net cash provided by (used in) operating                      587,459        (1,251,031)

INVESTING ACTIVITIES

   Repayment of Commercial Loans                                    275,000
   Investment in Equity Securities                               (2,018,766)
   Investments in Commercial Loans                               (1,610,348)

Proceeds from Sale of Assets                                                          750,000
Repayment of Stockholder Advances                                                       3,375
Advances to Stockholders                                                              (85,377)

      Net cash provided by (used in) investing                   (3,354,114)          667,998

FINANCING ACTIVITIES

   Issuance of common stock, net of costs                         2,595,337         1,107,914
   Repayment of Notes                                               (86,071)           (6,566)
   Repayment of stockholder advances                               (443,611)         (231,238)
   Advances from Stockholders                                                         443,886

      Net cash (used in) provided by financing                    2,065,655         1,458,917
      Increase (decrease) in cash and cash equivalents             (701,000)          875,884
      Cash and cash equivalents at beginning of period            1,796,294                 0
      Cash and cash equivalents at end of period                $ 1,095,294       $   875,884


   The accompanying notes are an integral part of these financial statements




                         21ST CENTURY TECHNOLOGIES, INC.
                             SCHEDULE OF INVESTMENTS

                                                             Title of Security                     September 30, 2004
        Portfolio Company                  Industry           Held by Company                  Fair Value         Cost

Investments in equity securities:

Jane Butel Corporation                Food Services          Common Stock            8.90%     $   461,800     $   533,695
TransOne, Inc.                        Financial Services     Common Stock           16.20%       4,140,000         585,000
DLC Construction, Inc.                Construction           Common Stock           24.00%         175,000         175,000
Pacific Development, Inc.             Real Estate            Series B Preferred     15.38%       5,300,000       5,300,000
                                                                                               ___________________________
                                                                                                10,076,800       6,593,695
                                                                                               ___________________________
Investments in and advances to
     controlled companies:

Paramount MultiServices, Inc.         Financial Services     Common Stock             100%       1,428,000       1,478,105
Prizewise, Inc.                       Technologies           Common Stock              51%         367,300         427,332
Innovative Weaponry, Inc.             Manufacturing          Common Stock             100%         181,000       3,553,308
Trident Technologies, Inc.            Manufacturing          Common Stock             100%         719,000       2,061,365
Griffon USA, Inc.                     Inactive               Common Stock             100%           9,000         398,326
Hallmark Human Resources, Inc.        Inactive               Common Stock             100%          45,000          51,489
Trade Partners International, Inc.    Inactive               Common Stock             100%          48,000           1,000
Net Construction, Inc.                Inactive               Common Stock             100%           8,000          21,000
U.S. Optics Technologies, Inc.        Inactive               Common Stock             100%          48,000           1,000
                                                                                               ___________________________
                                                                                                 2,853,300       7,992,925
                                                                                               ___________________________
Commercial loans:

City Wide Funding, Inc.               Financial Services     Debt                                1,551,438       1,546,064
1920 Bel Air, LLC                     Real Estate            Debt                                  900,000         900,000
TransOne, Inc.                        Financial Services     Debt                                  533,788         533,788
Four unrelated individuals            N/A                    Debt                                  317,767         317,767
                                                                                               ___________________________
                                                                                                 3,302,993       3,297,619
                                                                                               ___________________________
                    Total investments                                                           16,233,093      17,884,239
                                                                                               ===========================

    The accompanying notes are an integral part of the financial statements


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

      The Company did not elect to be treated for federal income tax purposes as a regulated investment company under the Internal Revenue Code with the filing of our corporate income tax return for 2003.

      Interim financial statements of 21st are prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and pursuant to the requirements for reporting on Form 10-Q and
Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods, have been included. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited financial statements and notes thereto, which have been reviewed by our independent accountants, should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2003, as filed with the SEC.

      The accompanying financial statements reflect the accounts of 21st Century Technologies, Inc., and the related results of operations. In accordance with
Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments in which the Company has a controlling interest.

NOTE 2. INVESTMENTS

      21st Century changed to a Business Development Company, effective October 1, 2003. Therefore, the prior periods are no longer directly comparable and we have chosen to compare our investment growth with the most directly comparable period. As of September 30, 2004 and December 31, 2003, investments consisted of the following:


                                                  SEPTEMBER 30, 2004               December 31, 2003
                                             ___________________________     ___________________________
                                                COST         FAIR VALUE         Cost         Fair Value
                                             ___________     ___________     ___________     ___________

Commercial loans                             $ 3,297,619     $ 3,302,993     $ 1,692,645    $ 1,692,645
Investments in equity securities               6,593,695      10,076,800       5,625,000      6,430,000
Investments in and advances to Portfolio
   Companies                                   7,992,925       2,853,300       6,467,320      2,316,430
                                             ___________________________     ___________________________
      Total                                  $17,884,239     $16,233,093     $13,784,965     $10,439,075
                                             ===========================     ===========================


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

      At September 30, 2004, some loans had associated equity interests or other provisions designed to provide the Company with an enhanced internal rate of return. These equity and equity-like instruments generally do not produce a current return, but are held for potential investment appreciation and capital gains. In some cases, some or all of the deferred interest may be exchanged as the exercise price for the option to purchase warrants. The equity interests and warrants and options to purchase warrants often include registration rights, which allow 21st to register the securities after public offerings.

      The composition of 21st's portfolio of publicly and non-publicly traded investments as of September 30, 2004 and December 31, 2003 at cost and fair value was as follows excluding unearned income:


                                         SEPTEMBER 30, 2004                   December 31, 2003
                                   _______________________________     _______________________________
                                   INVESTMENTS      PERCENTAGE OF      Investments      Percentage of
                                     AT COST       TOTAL PORTFOLIO       at Cost       Total Portfolio
                                   _______________________________     _______________________________

Debt                               $ 3,297,619          18.4%          $ 1,692,645          12.3%

Equity                               6,593,695          36.7%            5,625,000          40.8%

Investments in and advances to
   controlled companies              7,992,925          44.9%            6,467,320          46.9%
                                   ______________________________________________________________
Total                              $17,884,239         100.0%          $13,784,965         100.0%
                                   ==============================================================


                                         SEPTEMBER 30, 2004                   December 31, 2003
                                  ________________________________    ________________________________
                                   INVESTMENTS      PERCENTAGE OF      Investments      Percentage of
                                  AT FAIR VALUE    TOTAL PORTFOLIO    at Fair Value    Total Portfolio
                                  ________________________________    ________________________________

Debt                               $ 3,302,993          20.3%          $ 1,692,645          16.2%

Equity                              10,076,800          62.1%            6,430,000          61.6%

Investments in and advances to
   controlled companies              2,853,300          17.6%            2,316,430          22.2%
                                   ______________________________________________________________
Total                              $16,233,093         100.0%          $10,439,075         100.0%
                                   ==============================================================


      Set forth below are tables showing the composition of 21st's portfolio by industry sector at cost and fair value at September 30, 2004 and December 31, 2003 excluding unearned income:


                                         SEPTEMBER 30, 2004                   December 31, 2003
                                   _______________________________     _______________________________
                                   INVESTMENTS      PERCENTAGE OF      Investments      Percentage of
                                     AT COST       TOTAL PORTFOLIO       at Cost       Total Portfolio
                                   _______________________________     _______________________________

Food Services                      $   533,695           5.2%          $   200,000           1.4%
Financial Services                   3,609,169          20.2%              531,878           3.9%
                                                                                 0             0%
Real Estate                          6,200,000          34.7%            6,550,000          47.5%
Other                               7,141, 375          39.9%            6,503,087          47.2%
                                   ______________________________________________________________
   Total                           $17,884,239         100.0%          $13,784,965         100.0%
                                   ==============================================================


                                         SEPTEMBER 30, 2004                   December 31, 2003
                                  ________________________________    ________________________________
                                   INVESTMENTS      PERCENTAGE OF      Investments      Percentage of
                                  AT FAIR VALUE    TOTAL PORTFOLIO    at Fair Value    Total Portfolio
                                  ________________________________    ________________________________

Food Services                          461,800           2.9%              200,000           1.9%
Financial Services                   7,119,458          43.9%            1,336,878          12.8%
Entertainment                                                                    0             0%
Real Estate                          6,200,000          38.2%            6,550,000          62.8%
Other                                2,441,835          15.0%            2,352,197          22.5%
                                   ______________________________________________________________
   Total                           $16,233,093         100.0%          $10,439,075         100.0%
                                   ==============================================================


NOTE 3. EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per common share for the six months ended September 30, 2004 and 2003:

                                            NINE MONTHS ENDED SEPTEMBER 30
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)         2004              2003
                                            ____________      ____________

BASIC

      Net income/Net increase in
      stockholders' equity
      resulting from earnings               $ (4,383,106)     $ (1,615,527)

      Weighted average common
      shares outstanding                     545,319,277       189,006,431

      Earnings per common
      share-basic                           $       0.00      $       0.00

DILUTED
      Net income/Net increase in
      stockholders' equity
      resulting from earnings               $ (4,383,106)     $ (1,615,527)

      Weighted average common
         shares outstanding                  560,319,277       204,006,431

      Earnings per common
         share-diluted                              0.00              0.00


NOTE 4. CONTINGENCIES

On February 20, 2004, in Case No. 02-1927 RGK, in the United States District Court for the Central District of California, in a case styled Bike Doctor, a California Partnership -vs- 21st Century Technologies, Inc., Kenneth E. Wilson and Scott Sheppard, a judgment was entered against the Company for $145,000, together with interest and costs. The judgment arises out of a Motion for Summary Judgment filed by the Plaintiff. The Company has given notice of appeal to the 9th Circuit Court of Appeals. Counsel for the Company is reviewing the record to determine the efficacy of grounds for appeal. We have not accrued any loss accrual due to the appeals process, because in the opinion of management, the loss is not probable.

      From time to time, we may also be a party to certain legal proceedings incidental to the normal course of our business including disputes under contracts. While the outcome of legal proceedings cannot be predicted with certainty, we do not expect that any proceedings will have a material effect upon our financial condition or results of operations.

NOTE 5. WRITE OFF OF NON PRODUCTIVE INVESTMENTS

During the third quarter, it was determined that Credit Card Financial Corporation, American Impersonators, Inc. and Prime Time, Inc. were no longer viable entities. Therefore, the investment in these three corporations was written off against income in this quarter.

NOTE 6. SUBSEQUENT EVENTS

Subsequent to the date of these financials, the first payment was made to Patricia Wilson which reduced the outstanding amount of the Settlement. The balance of the settlement will be paid in varying installments which continue through April 1, 2009.

Subsequent to the date of these financials, the first installment totaling $345,454.54 of the $950,000.00 commitment to prizeWize.com was paid. The next installment is due January 17, 2005 in the amount of $302,272.73 with a final payment of $302,272.73 due on April 17, 2005. The initial payment increased our ownership position to 57.8%. Payment of the additional two installments will increase 21st Century's ownership to 70%.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors and Stockholders
21st Century Technologies, Inc.
Las Vegas, NV


We have reviewed the accompanying balance sheets of 21st Century Technologies, Inc. as of September 30, 2004 and 2003 and the related statements of operations for the three and nine months ended September 30, 2004 and 2003 and the related statements of cash flow for the nine months ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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




Turner, Stone & Company LLP
Certified Public Accountants
Dallas, Texas
November 5, 2004

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

                                    OVERVIEW

      21st Century Technologies, Inc. is a solutions-focused financial services company providing financing and advisory services to small and medium-sized companies throughout the United States. Effective October 1, 2003, we became an internally managed, non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940. 21st Century Technologies, Inc. will not elect to be treated for federal income tax purposes as a regulated investment company under the Internal Revenue Code with the filing of its federal corporate income tax return for 2003.

                     PORTFOLIO COMPOSITION AND ASSET QUALITY

      Our primary business is lending to and investing in businesses, primarily in the financial services, and technology industry sectors, through investments in senior debt, subordinated debt and equity-based investments, including warrants and equity appreciation rights. Though we intend to increase our level of subordinated debt and equity-based investments, we expect a substantial majority of our portfolio will continue to consist of investments in portfolio companies. The total fair value of investments in non-publicly traded securities was $17,075,141 and $10,439,075 at September 30, 2004 and December 31, 2003,
respectively (exclusive of unearned income).

      The following table summarizes 21st's assets held and income from Majority Owned Companies, Controlled Companies and Other Affiliates:

                                                   SEPTEMBER 30,    December 31,
                                                       2004             2003
                                                   _____________    ____________
ASSETS HELD:
      Majority Owned Companies (a):
         Investments in and advances to               2,853,300       2,316,430
      Controlled Companies (b):
      Other Affiliates (c):
         Loans at fair value                          3,302,993       1,692,645
         Equity Investments at fair value            10,076,800       6,430,000

                                                    NINE MONTHS ENDED SEPT 30,
                                                       2004             2003

INCOME RECOGNIZED:
      From Majority Owned Companies (a):
         Interest and fee income                    $   526,311      $  158,168
      From Controlled Companies (b):
      From Other Affiliates (c):
         Interest and fee income                      1,125,000       1,000,000
         Net change in unrealized appreciation
            (depreciation) on investments               300,000         868,000
         Realized losses on investments                      --              --

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

                                  ASSET QUALITY

      Asset quality is generally a function of our underwriting and ongoing management of our investment portfolio. As a business development company, our loans and equity investments are carried at market value or, in the absence of market value, at fair value as determined by our board of directors in good faith on a quarterly basis. As of September 30, 2004 and December 31, 2003, unrealized depreciation on investments totaled $1,651,146 and $3,345,891, respectively. For additional information on the change in unrealized depreciation on investments, see the section entitled "Reconciliation of Net Operating Income to Net Increase (Decrease) in Stockholders' Equity from Earnings".

      We monitor loan concentrations in our portfolio, both on an individual loan basis and on a sector or industry basis, to manage overall portfolio performance due to specific customer issues or specific industry issues.

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

       As of September 30, 2004 and December 31, 2003, none of the loans to our other affiliates were on non-accrual status.

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

      The change in operating income from the nine months ended September 30, 2003 compared to the same period in 2004 is attributable to the following items:
(Due to the conversion to a Business Development Company, effective October 1, 2003, the periods are not directly comparable.)

                                       NINE MONTHS ENDED
                                       SEPTEMBER 30, 2004
                                       __________________
CHANGE DUE TO:
   Asset growth                           $14,779,917
   Increase in fee income                   1,125,000
   Interest and other income                  526,311
   Manufacturing income                             0
                                          ___________
Total change in operating income          $ 1,184,261
                                          ===========

      Total operating income for the nine months ended September 30, 2004 increased $1,184,261, or 354%, to $1,651,311 from $467,050 for the nine months ended September 30, 2003. Operating income for the three months ended September 30, 2004 increased $396,951, or 383%, to $537,078 from $140,127 for the three months ended September 30, 2003.

OPERATING EXPENSES

      Operating expenses include interest expense on borrowings, including amortization of deferred debt issuance costs, employee compensation, and general and administrative expenses.

 The change in operating expenses from the nine months September 30, 2003 compared to the same period in 2004 is attributable to the following items:


                                            NINE MONTHS ENDED
                                       SEPTEMBER 30, 2004 VS. 2003
                                       ___________________________
CHANGE DUE TO:
   Advertising & Selling                          (40,875)
   Interest Expense                                15,084
   Depreciation & Amortization                   (155,730)
   Salaries and benefits                          263,868
   General and administrative expense            (310,283)
                                               __________
Total change in operating expense              $ (227,935)
                                               ==========

      Total operating expenses for the nine months ended September 30, 2004 decreased $227,935 to $1,392,217 from $1,620,152 for the nine months ended September 30, 2003. General and administrative expenses decreased $310,283 for the nine months ended September 30, 2004 as compared to the same period in 2003 primarily due to higher expenses related to operating our Haltom City facility and moving the corporate offices to Las Vegas, Nevada. Total operating expenses decreased $190,923 to $549,578 for the 3 months ended September 30, 2004, from $740,051 for the three months ended September 30, 2003.

NET OPERATING INCOME

      Net operating income/loss before investment gains and losses (NOI) for the nine months ended September 30, 2004 totaled 259,094 compared with a loss of $(1,517,186) for the quarter ended September 30, 2003.

NET INVESTMENT GAINS AND LOSSES

      There were no realized gains or losses for the three and nine months ended September 30, 2004.

      The net change in unrealized appreciation (depreciation) on investments of $(1,694,745) for the nine months ended September 30, 2004 consisted of $2,276,425 of net appreciation less $581,680 advanced to controlled companies. The appreciation is related to additional equity interest granted and an increase in the valuation of TransOne, Inc. (a provider of debit card services with major contracts in process).

INCOME TAXES

We are taxed under Subchapter C of the Internal Revenue Code. We did not elect to be a regulated investment company under Subchapter M of the Internal Revenue Code with the filing of our federal corporate income tax return for 2003.

NET INCOME

      Net income (loss) totaled $(4,383,106) and $(2,149,291)for the three months and nine months ended September 30, 2004 compared to $(706,625) and ($1,615,527) for the three months and nine months ended September 30, 2003.

              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

CASH, CASH EQUIVALENTS AND CASH, SECURITIZATION ACCOUNTS

      At September 30, 2004 and December 31, 2003, we had $1,100,135 and $1,796,294, respectively, in cash and cash equivalents. Our objective is to maintain sufficient cash on hand to cover current funding requirements and operations.

LIQUIDITY AND CAPITAL RESOURCES

      We expect our cash on hand, future equity offerings, and cash generated from operations to be adequate to meet our cash needs at our current level of operations. We generally fund new originations using cash on hand, borrowings under our credit facilities and equity financings.

      During the third quarter of 2004, the Company raised $1,440,000 by selling 80,000,000 shares of common stock issued under Regulation E.

BORROWINGS

      At September 30, 2004, we had aggregate outstanding borrowings of $1,724,144.

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

VALUATION OF INVESTMENTS

      At September 30, 2004, approximately 80% of our total assets represented investments recorded at fair value. Value, as defined in Section 2(a)(41) of 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistent valuation process. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

AT DECEMBER 31, 2003, THE BOARD OF DIRECTORS ELECTED TO EMPLOY INDEPENDENT BUSINESS VALUATION CONSULTANTS TO PROVIDE A VALUATION OF OUR EXISTING PORTFOLIO COMPANIES AND CERTAIN OTHER INVESTMENTS. SAID VALUATIONS WERE ACCEPTED BY THE BOARD OF DIRECTORS AND WERE UTILIZED IN THE PREPARATION OF THE AUDITED FINANCIAL STATEMENTS FOR 2003 AND IN THESE UNAUDITED FINANCIAL STATEMENTS. DUE TO INCREASED CONTRACTS OUTSTANDING, THE BOARD OF DIRECTORS ELECTED TO REQUEST A MID-YEAR RE-VALUATION OF TRANSONE, INC. THIS VALUATION WAS PERFORMED BY AN INDEPENDENT OUTSIDE VALUATION CONSULTANT AND RESULTED IN AN INCREASED VALUATION OF THIS INVESTMENT. THE BOARD OF DIRECTORS REVIEWS THE VALUATION OF EACH INVESTMENT ON A QUARTERLY BASIS. AS OF SEPTEMBER 30, 2003, THERE WAS NO CHANGE IN VALUES OTHER THAN AN INCREASED INVESTMENT IN TRANSONE, INC. PRIZEWISE, TRIDENT, AND THE OTHER INVESTMENTS WILL BE EVALUATED AT DECEMBER 31, 2004 TO REFLECT INCREASES IN INVESTMENT AS WELL AS INCREASE/DECREASE VALUE.

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

                               RECENT DEVELOPMENT

The first payment in settlement of the Patricia Wilson judgment was made subsequent to these financial statements. The balance of the settlement amount will be paid in varying installments and will be completed on April 1, 2009.

The first installment of the $950,000.00 commitment to PrizeWise.com has been made subsequent to the date of these financial statements. Payment of the first installment increased 21st Century's ownership position to approximately 60%. Payment of the remaining two installments will increase the ownership position to 70%.

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

ITEM 4. CONTROLS AND PROCEDURES

     (a) Within the 90 days prior to the date of this report, 21st carried out an evaluation, under the supervision and with the participation of 21st's management, including 21st's Chief Executive Officer and President and Chief Financial Officer, of the effectiveness of the design and operation of 21st's disclosure controls and procedures (as defined in Rule 13a-14 of the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and President and the Chief Financial Officer have concluded that 21st's current disclosure controls and procedures are effective in timely alerting them of material information relating to 21st that is required to be disclosed in 21st's SEC filings.

     (b) There have not been any significant changes in the internal controls of 21st or other factors that could significantly affect these internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      PART II.    OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 5, 2001, Patricia Wilson, a former officer, director and employee of the Company, filed suit against the Company and directors Ken Wilson, Jim Mydlach and Dave Gregor. The suit arose out of Ms. Wilson's termination as an officer and director of the company on August 31, 2001. The causes of action asserted against the Defendants include breach of fiduciary duty, breach of contract, defamation and negligent investigation. The Petition seeks actual damages of $500,000.00, exemplary damages of $10,000,000, and 9,000,000 shares of Company stock. A further discussion of the litigation was included in the Company's Form 8- K filed as of September 26, 2001. On August 23, 2004, a jury found in favor of Mrs. Wilson and awarded judgments as follows: $6,329,173.17 against 21st Century; $637,723.16 jointly against 21st Century and Ken Wilson; and $115,099.32 against Ken Wilson, individually . Directors Mydlach, Gregor, and Rausch were released from the lawsuit. The Company and Ms. Wilson reached a settlement agreement on September 30, 2004, the terms of which are confidential. The settlement agreement did not relieve Ken Wilson of his individual liability under the judgment.

 Daniel Brailey, Richard Grob and James Mydlach sued 21st Century Technologies, Inc. in the District Court of Clark County, Nevada. The case arose generally out of an alleged breach of contract. An agreement was reached in July of 2004, the terms of which were confidential. The costs associated with this settlement were not material to these financial statements.

   We may also be a party to certain legal proceedings incidental to the normal course of our business including disputes under contracts. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   A form 1-E filing was made on August 26, 2004 which indicated the beginning a $5,000,000 capital raise under regulation E.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 30, 2004, the Company filed a PRE 14C notifying stockholders of a special meeting to be held on October 29, 2004. The DEF 14C was filed on October 11, 2004. The purpose of the meeting was to vote to authorize two billion shares of Common Stock of the Company and to authorize the Company's Board of Directors, without consent of the stockholders of the Corporation, to adopt any recapitalization affecting the outstanding shares of capital stock of the corporation by effecting a forward or reverse split of all of the outstanding shares of any class of capital stock of the corporation, with appropriate adjustments to the corporation's capital account, provided that the recapitalization does not require any amendment to the Articles of Incorporation of the corporation.

Only shareholders' of record on October 1, 2004 were entitled to vote at this meeting. No proxies were requested since the principal shareholders who collectively represent 612,000,000 shares or 54% of the 1,130,686,999 voting shares outstanding on October 1, 2004 were either present or voted in absentia. All of the principal shareholders voted in favor of the proposal.

ITEM 5. OTHER INFORMATION

   Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

      Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

EXHIBIT NUMBER                         DESCRIPTION OF DOCUMENT

     31.1 Certification of President and Chief Executive Officer Pursuant to Section 302

     31.2          Certification of Chief Financial Officer Pursuant to Section
                   302

     32.1 Certification of President and Chief Executive Officer Pursuant to Section 906

     32.2          Certification of Chief Financial Officer Pursuant to Section
                   906

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

     May 18, 2004 - we filed a report on Form 8-K regarding an earnings prediction

     June 30, 2004 - we filed a Form 2-E paper filing regarding capital raised

     July 14, 2004 - we filed a report on Form 8-K announcing the settlement of a lawsuit

     July 26, 2004 - we filed a report on Form 8-K regarding an earnings prediction

     August 9, 2004 - we filed a report on Form 8-K regarding the resignation of the Corporate Secretary

     August 26, 2004 - we filed a report on Form 8-K reporting the jury decision in the Patricia Wilson lawsuit

     September 15, 2004 - we filed a report on Form 8-K regarding the departure of a Director and Principal Officer

     October 6, 2004 - we filed a report on Form 8-K regarding the settlement agreement for the Patricia Wilson judgment

     November 5, 2004 - we filed a report on Form 8-K regarding the change in transfer agent

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 15, 2004.



                                21ST CENTURY TECHNOLOGIES


                                /s/ JOHN R. DUMBLE
                                ___________________________
                                    John R. Dumble
                                    Chief Executive Officer
                                    and President


                                /s/ JOHN R. DUMBLE
                                ___________________________
                                    John R. Dumble
                                    Acting Chief Financial Officer