Form 10-K/A
period 2003-12-31
21ST CENTURY TECHNOLOGIES INC
filed 2004-12-03
CIK 1090870

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                  Amendment #1


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

STATEMENTS OF STOCKHOLDERS' EQUITY....................................F-5

STATEMENTS OF CASH FLOWS..............................................F-6

SCHEDULE OF INVESTMENTS...............................................F-7

NOTES TO FINANCIAL STATEMENTS.........................................F-8 - F-30

                            TURNER, STONE & COMPANY
                          Certified Public Accountants
                   A Registered Limited Liability Partnership
                       12700 Park Central Dr., Suite 1400
                              Dallas, Texas 75251
                            Telephone (972) 239-1660
                            Facsimile (972) 239-1665
                              www.turnerstone.com

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



/s/ TURNER, STONE & COMPANY LLP
________________________________
    Turner, Stone & Company LLP
    Certified Public Accountants

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